Form 10-Q
period 2016-08-31
IHS Markit Ltd.
filed 2016-10-07
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36495
 ___________________________________________________
IHS MARKIT LTD.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Bermuda	001-36495	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

4th Floor, Ropemaker Place
25 Ropemaker Street
London, England
EC2Y 9LY
(Address of Principal Executive Offices)

+44 20 7260 2000
(Registrant’s telephone number, including area code)
 ___________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2016, there were 421,946,796 Common Shares outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Securities Exchange Act). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “aim,” “strive,” “believe,” “see,” “project,” “predict,” “estimate,” “expect,” “continue,” “strategy,” “future,” “likely,” “may,” “might,” “should,” “will,” “would,” “target,” similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions, including acquisitions and dispositions, anticipated benefits from strategic actions including the merger between IHS Inc. and Markit Ltd., and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to manage system failures, capacity constraints, and cyber risks; our ability to successfully manage risks associated with changes in demand for our products and services as well as changes in our targeted industries; our ability to develop new platforms to deliver our products and services, pricing, and other competitive pressures; legislative, regulatory and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations; the ability of IHS Markit to integrate the business successfully and to achieve anticipated synergies, risks and costs; any potential adverse reactions (including litigation), any disruptions or changes to business relationships resulting from the completion of the merger; the ability of IHS Markit to retain and hire key personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; the continued availability of capital and financing and rating agency actions; legislative, regulatory and economic developments; and the occurrence of any catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks, are more fully discussed in IHS Markit’s filings and filings of IHS Inc. with the U.S. Securities and Exchange Commission (SEC). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on IHS Markit’s consolidated financial condition, results of operations, credit rating or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date of this report. IHS Markit does not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

Website and Social Media Disclosure

We use our website (www.ihsmarkit.com) and corporate Twitter account (@IHSMarkit) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

None of the information provided on our website, in our press releases, public conference calls and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this quarterly report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	August 31, 2016	November 30, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$200.7	$291.6
Accounts receivable, net	514.7	355.9
Income tax receivable	8.7	4.6
Deferred subscription costs	53.0	52.8
Assets held for sale	—	193.4
Other	152.4	52.2
Total current assets	929.5	950.5
Non-current assets:
Property and equipment, net	391.6	314.4
Intangible assets, net	4,565.2	1,014.7
Goodwill	8,423.5	3,287.5
Deferred income taxes	6.6	6.6
Other	12.0	3.8
Total non-current assets	13,398.9	4,627.0
Total assets	$14,328.4	$5,577.5
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$126.0	$36.0
Accounts payable	57.4	59.2
Accrued compensation	134.1	105.5
Accrued royalties	24.0	33.3
Other accrued expenses	237.0	118.4
Income tax payable	32.7	23.3
Deferred revenue	803.4	552.5
Liabilities held for sale	—	32.1
Total current liabilities	1,414.6	960.3
Long-term debt	3,140.0	2,071.5
Accrued pension and postretirement liability	25.8	26.7
Deferred income taxes	1,125.8	259.5
Other liabilities	111.9	58.6
Commitments and contingencies
Redeemable noncontrolling interest	77.7	—
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 and 569.1 authorized, 451.6 and 250.0 issued, and 421.9 and 240.2 outstanding at August 31, 2016 and November 30, 2015, respectively	4.5	2.5
Additional paid-in capital	7,085.0	1,051.3
Treasury shares, at cost: 29.7 and 9.8 at August 31, 2016 and November 30, 2015, respectively	(156.9)	(317.0)
Retained earnings	1,718.8	1,655.3
Accumulated other comprehensive loss	(218.8)	(191.2)
Total shareholders' equity	8,432.6	2,200.9
Total liabilities and shareholders' equity	$14,328.4	$5,577.5
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Revenue	$724.6	$557.9	$1,861.0	$1,628.6
Operating expenses:
Cost of revenue	269.1	209.2	692.2	624.3
Selling, general and administrative	267.6	200.1	661.1	589.2
Depreciation and amortization	91.7	54.8	216.5	159.5
Restructuring charges	10.6	1.9	23.9	22.0
Acquisition-related costs	104.5	0.1	119.9	0.6
Net periodic pension and postretirement expense	0.6	0.6	1.2	1.5
Other expense (income), net	(2.8)	0.2	(2.0)	1.3
Total operating expenses	741.3	466.9	1,712.8	1,398.4
Operating income (loss)	(16.7)	91.0	148.2	230.2
Interest income	0.3	0.3	0.9	0.6
Interest expense	(36.5)	(18.2)	(92.0)	(52.6)
Non-operating expense, net	(36.2)	(17.9)	(91.1)	(52.0)
Income (loss) from continuing operations before income taxes and equity in earnings of equity method investee	(52.9)	73.1	57.1	178.2
Benefit (provision) for income taxes	23.1	(16.3)	(0.7)	(36.7)
Equity in earnings (loss) of equity method investee	(1.2)	—	(1.2)	—
Income (loss) from continuing operations	(31.0)	56.8	55.2	141.5
Income (loss) from discontinued operations, net	(1.0)	2.3	8.0	8.1
Net income (loss)	(32.0)	59.1	63.2	149.6
Net loss attributable to noncontrolling interest	0.3	—	0.3	—
Net income (loss) attributable to IHS Markit Ltd.	$(31.7)	$59.1	$63.5	$149.6

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to IHS Markit Ltd.	$(0.09)	$0.23	$0.20	$0.58
Income (loss) from discontinued operations, net	—	0.01	0.03	0.03
Net income (loss) attributable to IHS Markit Ltd.	$(0.09)	$0.24	$0.23	$0.61
Weighted average shares used in computing basic earnings per share	340.1	243.1	273.5	244.1

Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to IHS Markit Ltd.	$(0.09)	$0.23	$0.20	$0.58
Income (loss) from discontinued operations, net	—	0.01	0.03	0.03
Net income (loss) attributable to IHS Markit Ltd.	$(0.09)	$0.24	$0.23	$0.61
Weighted average shares used in computing diluted earnings per share	340.1	244.8	277.5	246.0

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Net income (loss) attributable to IHS Markit Ltd.	$(31.7)	$59.1	$63.5	$149.6
Other comprehensive loss, net of tax:
Unrealized loss on hedging activities (1)	(5.2)	(0.9)	(6.9)	(3.9)
Foreign currency translation adjustment	(31.0)	(15.4)	(20.7)	(61.2)
Total other comprehensive loss	(36.2)	(16.3)	(27.6)	(65.1)
Comprehensive income (loss)	$(67.9)	$42.8	$35.9	$84.5

(1) Net of tax expense (benefit) of $5.3, $(0.7), $4.2, and $(2.6) million for the three and nine months ended August 31, 2016 and August 31, 2015, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine months ended August 31,
	2016	2015
Operating activities:
Net income attributable to IHS Markit Ltd.	$63.5	$149.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	216.5	174.8
Stock-based compensation expense	144.9	101.2
Gain on sale of business	(41.5)	—
Impairment of assets	—	1.2
Excess tax benefit from stock-based compensation	(1.8)	(5.9)
Net periodic pension and postretirement expense	1.2	1.5
Undistributed earnings of affiliates, net	1.2	—
Pension and postretirement contributions	(2.2)	(3.0)
Deferred income taxes	6.1	(21.3)
Change in assets and liabilities:
Accounts receivable, net	65.8	101.3
Other current assets	39.9	(20.4)
Accounts payable	(40.6)	2.0
Accrued expenses	7.1	(32.1)
Income tax	(5.8)	45.8
Deferred revenue	10.7	(1.3)
Other liabilities	10.1	3.2
Net cash provided by operating activities	475.1	496.6
Investing activities:
Capital expenditures on property and equipment	(99.3)	(97.7)
Acquisitions of businesses, net of cash acquired	(1,014.4)	(369.9)
Proceeds from sale of business	190.2	—
Change in other assets	0.3	3.3
Settlements of forward contracts	5.6	0.8
Net cash used in investing activities	(917.6)	(463.5)
Financing activities:
Proceeds from borrowings	3,423.0	465.0
Repayment of borrowings	(2,876.8)	(222.3)
Payment of debt issuance costs	(22.8)	—
Excess tax benefit from stock-based compensation	1.8	5.9
Proceeds from the exercise of employee stock options	69.1	—
Repurchases of common stock	(264.6)	(148.6)
Net cash provided by financing activities	329.7	100.0
Foreign exchange impact on cash balance	20.4	(22.7)
Net increase (decrease) in cash and cash equivalents	(92.4)	110.4
Cash and cash equivalents at the beginning of the period	293.1	153.2
Cash and cash equivalents at the end of the period	$200.7	$263.6

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital (1)			Accumulated Other Comprehensive Loss
	Shares Outstanding (1)	Amount (1)		Treasury Shares	Retained Earnings		Total
Balance at November 30, 2015 (Audited)	240.2	$2.5	$1,051.3	$(317.0)	$1,655.3	$(191.2)	$2,200.9
Repurchases of common shares	(6.7)	—	—	(230.6)	—	—	(230.6)
Common shares issued in connection with the Merger	182.8	2.0	6,245.4	—	—	—	6,247.4
Cancellation of treasury shares	—	—	(420.2)	420.2	—	—	—
Share-based award activity	2.4	—	139.8	(29.5)	—	—	110.3
Option exercises	3.2	—	69.1	—	—	—	69.1
Income tax deficit from stock-based compensation	—	—	(0.4)	—	—	—	(0.4)
Net income	—	—	—	—	63.5	—	63.5
Other comprehensive income (loss)	—	—	—	—	—	(27.6)	(27.6)
Balance at August 31, 2016	421.9	$4.5	$7,085.0	$(156.9)	$1,718.8	$(218.8)	$8,432.6

(1) Prior year balances of Common Shares Outstanding, Common Shares, and Additional Paid-in Capital have been retroactively adjusted to reflect the Merger conversion ratio.
See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

On July 12, 2016, IHS Inc. (IHS), a Delaware corporation, Markit Ltd. (Markit), a Bermuda exempted company, and Marvel Merger Sub, Inc. (Merger Sub), a Delaware corporation and an indirect and wholly owned subsidiary of Markit Ltd., completed a merger (Merger) pursuant to which Merger Sub merged with and into IHS, with IHS surviving the Merger as an indirect and wholly owned subsidiary of Markit. Upon completion of the Merger, Markit became the combined group holding company and was renamed IHS Markit Ltd. (IHS Markit, we, us, or our). In accordance with the terms of the Merger agreement, IHS stockholders received 3.5566 common shares of IHS Markit for each share of IHS common stock they owned and IHS Inc. common stock was delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act.

The Merger has been accounted for as a business combination in accordance with Accounting Standards Codification (ASC) Topic 805. This standard requires that one of the two companies in the Merger be designated as the acquirer for accounting purposes based on the evidence available. We have treated IHS as the acquiring entity for accounting purposes, and accordingly, the Markit assets acquired and liabilities assumed have been adjusted based on fair value at the consummation of the Merger. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed has been recognized as goodwill. In identifying IHS as the acquiring entity for accounting purposes, IHS Markit took into account the voting rights of all equity instruments, the intended corporate governance structure of the combined company, and the size of each of the companies. In assessing the size of each of the companies, IHS Markit evaluated various metrics, including, but not limited to: assets, revenue, operating income, EBITDA, Adjusted EBITDA, market capitalization, and enterprise value. No single factor was the sole determinant in the overall conclusion that IHS is the acquirer for accounting purposes; rather, all factors were considered in arriving at our conclusion.

IHS Markit currently qualifies as a foreign private issuer (FPI) under the rules of the SEC until at least the end of fiscal 2017. However, even while we continue to qualify as an FPI, we will report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and have voluntarily elected to file our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K. We will continue to operate on a November 30 fiscal year end.

As a result of the Merger, we have created a new Financial Services segment, which consists entirely of Markit's business, and we have included revenue and expense attributable to Markit in the Financial Services segment from the date of the Merger.

Our accompanying unaudited condensed consolidated financial statements of IHS Markit Ltd. have been prepared on substantially the same basis as the IHS annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements included in the IHS Inc. Annual Report on Form 10-K for the fiscal year ended November 30, 2015 (IHS 2015 Annual Report on Form 10-K). In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Due to the discontinued operations discussed in Note 8, we have adjusted prior period income statement amounts to reflect the impact of discontinued operations.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We adopted this ASU in the first quarter of 2016, and the adoption of the standard did not have any significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact of these new standards on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued ASU 2014-15, which requires that management evaluate the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about the entity's ability to continue as a going concern. The standard will be effective for us in the fourth quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We early adopted the standard in the third quarter of 2016. As a result of the adoption, we have retrospectively reclassified approximately $23.7 million of debt issuance costs in the November 30, 2015 balance sheet from other current assets and other non-current assets to long-term debt.

In April 2015, the FASB issued ASU 2015-05, which provides guidance about a customer's accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. The standard will be effective for us in the first quarter of our fiscal year 2017, although early adoption is permitted. We anticipate that we will adopt this standard using the prospective transition method, and do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for us in the first quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. The ASU requires the use of a modified retrospective transition method. The standard will be effective for us in the first quarter of our fiscal 2020, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Accounting Standards Codification (ASC) Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We early adopted the standard in the third quarter of 2016 on a prospective basis.

In March 2016, the FASB issued ASU 2016-09, which changes several aspects of the accounting for stock-based compensation, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of our fiscal 2018, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU should be applied using a retrospective transition method to each period presented. The standard will be effective for us in the first quarter of our fiscal 2019, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

2.	Business Combinations

During the three and nine months ended August 31, 2016, we completed the following acquisitions:

CARPROOF. On December 24, 2015, we acquired CARPROOF, a Canada-based company that offers products and services in vehicle history, appraisal, and valuation for the automotive industry, for approximately $459.2 million, net of cash acquired. We acquired CARPROOF in order to expand our vehicle history report services into Canada. This acquisition is included in our Transportation segment.

Oil Price Information Service (OPIS). On February 10, 2016, we acquired OPIS, an internationally referenced pricing reporting agency that serves the oil, natural gas, and biofuels industries, for $652.3 million, net of cash acquired. OPIS information primarily serves the downstream energy market, and we completed this acquisition in support of our efforts to further diversify our energy portfolio. This acquisition is included in our Resources segment.

We have preliminarily allocated $368.6 million of the aggregate purchase price for these two acquisitions to amortizing intangible assets and $793.2 million to goodwill.

Merger with Markit Ltd.

As described in Note 1 above, we completed the Merger on July 12, 2016 in an all-share transaction. The following table shows the calculation of the purchase consideration (in millions, except for Markit closing price):

Markit shares issued and outstanding at merger date (1)	179.79
Markit closing price	$32.70
Total equity consideration	$5,879.1
Additional consideration for stock compensation	368.3
Total purchase consideration	6,247.4
Less cash acquired	(97.1)
Purchase price, net of cash acquired	$6,150.3

(1) Excludes restricted stock awards that were issued and outstanding as of the merger date, but were not yet vested.

Markit is a leading global provider of financial information services. Its offerings are designed to enhance transparency, reduce risk, and improve operational efficiency in the financial markets. We have created a new Financial Services segment for Markit, and we have included revenue and expense attributable to Markit in the Financial Services segment from the date of the Merger. Markit contributed $156.9 million of revenue and a loss of $35.0 million from continuing operations for the post-Merger period ended August 31, 2016, primarily due to merger-related costs.

The following unaudited pro forma information has been prepared as if the Merger had been consummated at December 1, 2014. This information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the Merger had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

	Three months ended August 31,		Nine months ended August 31,
Supplemental pro forma financial information (unaudited)	2016	2015	2016	2015
	(In millions)
Total revenue	$861.9	$835.2	$2,577.1	$2,450.5
Net income	$71.5	$45.7	$176.5	$173.0

The pro forma net income excludes $60.4 million and $67.1 million of one-time merger and transaction costs for the three and nine months ended August 31, 2016, respectively.

The purchase price allocation for this business combination is preliminary and may change upon completion of the determination of fair value. The following table summarizes the initial purchase price allocation, net of acquired cash, for the Merger (in millions):

Assets:
Current assets	$322.0
Property and equipment	61.2
Intangible assets	3,323.2
Goodwill	4,369.9
Other long-term assets	14.5
Total assets	8,090.8

Liabilities:
Current liabilities	258.3
Deferred revenue	230.8
Deferred taxes	820.3
Long-term debt	535.7
Other long-term liabilities	17.9
Noncontrolling interest	77.5
Total liabilities and noncontrolling interest	1,940.5

Purchase price, net of cash acquired	$6,150.3

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2016 and November 30, 2015 (in millions):

	As of August 31, 2016			As of November 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$831.6	$(266.0)	$565.6	$595.2	$(233.7)	$361.5
Customer relationships	2,947.6	(186.5)	2,761.1	540.5	(135.4)	405.1
Developed technology	790.3	(7.3)	783.0	—	—	—
Developed computer software	85.2	(42.8)	42.4	84.9	(36.0)	48.9
Trademarks	401.5	(49.7)	351.8	166.3	(34.8)	131.5
Other	12.4	(6.8)	5.6	14.8	(5.7)	9.1
Total	$5,068.6	$(559.1)	$4,509.5	$1,401.7	$(445.6)	$956.1
Intangible assets not subject to amortization:
Trademarks	55.7	—	55.7	58.6	—	58.6
Total intangible assets	$5,124.3	$(559.1)	$4,565.2	$1,460.3	$(445.6)	$1,014.7

Intangible assets amortization expense was $61.5 million and $138.3 million for the three and nine months ended August 31, 2016, respectively, compared to $33.8 million and $97.6 million for the three and nine months ended August 31, 2015. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2016 (in millions):

Year	Amount
Remainder of 2016	$85.1
2017	$330.9
2018	$319.0
2019	$305.4
2020	$295.7
Thereafter	$3,173.4
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2015 to August 31, 2016 were primarily the result of recent acquisitions, most notably the Merger. The change in net intangible assets was primarily due to acquisitions made in 2016, partially offset by current year amortization.

4.	Debt

The following table summarizes total indebtedness as of August 31, 2016 and November 30, 2015 (in millions):

	August 31, 2016	November 30, 2015
2016 revolving facility	$782.0	$—
2016 term loan:
Tranche A-1	656.0	—
Tranche A-2	550.0	—
5% senior notes due 2022	750.0	750.0
Institutional senior notes:
Series A	210.0	—
Series B	290.0	—
Share repurchase liability	64.9	—
Debt issuance costs	(42.3)	(23.7)
Capital leases	5.4	6.2
2014 revolving facility	—	710.0
2013 term loan:
Tranche A-1	—	665.0
Tranche A-2	—	—
Total debt	$3,266.0	$2,107.5
Current portion	(126.0)	(36.0)
Total long-term debt	$3,140.0	$2,071.5

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (2016 revolving facility). Borrowings under the 2016 revolving facility mature in July 2021. The interest rates for borrowings under the 2016 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the revolving facility agreement. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.5 million of outstanding letters of credit under the 2016 revolving facility as of August 31, 2016, which reduces the available borrowing under the facility by an equivalent amount. Amounts borrowed under the 2016 revolving facility were used to repay all amounts borrowed under the 2014 revolving facility.

2016 term loan. In July 2016, we entered into a $1.206 billion amortizing term loan agreement (2016 term loan). The term loan includes two tranches, a $656.0 million tranche loan (Tranche A-1) and a $550 million tranche loan (Tranche A-2). The 2016 term loan has a final maturity date of July 2021. The interest rates for borrowings under the 2016 term loan are the same as those under the 2016 revolving facility. Amounts borrowed under the 2016 term loan were used to repay all amounts borrowed under the 2013 term loan.

Subject to certain conditions, the 2016 revolving facility and the 2016 term loan may be expanded by up to an aggregate of $500 million in additional commitments or term loans. The 2016 revolving facility and the 2016 term loan have certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the agreement.

5% senior notes due 2022 (5% Notes). In October 2014, IHS Inc. issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the Securities Act). In August 2015, we completed a registered exchange offer for the 5% Notes. In July 2016, in connection with the Merger described in Note 2, we completed an exchange offer for $742.8 million of the outstanding 5% Notes for an equal principal amount of new 5% senior unsecured notes issued by IHS Markit with the same maturity. Approximately $7.2 million of the 5% Notes did not participate in the exchange offer. The new 5% notes are not, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The new 5% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority.

The 5% Notes bear interest at a fixed rate of 5.000 percent and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium, as defined in the indentures governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture for the new 5% notes contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions.

Institutional senior notes. In November 2015, Markit issued two series of senior unsecured notes having an aggregate principal amount of $500 million to certain institutional investors. The Series A notes bear interest at a fixed rate of 3.73 percent and mature on November 4, 2022. The Series B notes bear interest at a fixed rate of 4.05 percent and mature on November 4, 2025. Interest is paid semi-annually from the anniversary of issuance. The institutional senior notes have certain financial and other covenants, including a maximum Consolidated Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the Note Purchase and Guarantee Agreement.

Share repurchase liability. In August 2012, Markit executed a share repurchase where the consideration is payable in quarterly installments through May 2017. The carrying value of the debt is calculated using cash flows discounted at a rate based on an average borrowing rate of 3.10 percent.

2014 revolving facility. In October 2014, we entered into a $1.3 billion senior unsecured revolving credit agreement (2014 revolving facility). Borrowings under the 2014 revolving facility mature in October 2019 bore interest at the same rates and spreads as the 2013 term loan, as described below. A commitment fee on any unused balance was payable periodically and ranged from 0.13 percent to 0.30 percent based upon our Leverage Ratio. In July 2016, we repaid all amounts outstanding, cancelled all commitments under the 2014 revolving facility, and terminated the 2014 revolving facility.

2013 term loan. In February 2016, we amended and restated our senior unsecured amortizing term loan agreement originally entered into in the third quarter of 2013 (2013 term loan), adding a $550 million tranche loan (Tranche A-2) to the amount outstanding under the existing tranche loan (Tranche A-1). The 2013 term loan had a maturity date of October 2019. The interest rates for borrowings under the 2013 term loan were the applicable LIBOR plus a spread of 1.00 percent to 2.00 percent, depending upon our Leverage Ratio, which was defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms were defined in the term loan agreements. In July 2016, we repaid all amounts outstanding under the 2013 term loan.

The 2014 revolving facility and the 2013 term loan contained certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms were defined in the respective agreements. Both agreements were amended during the first quarter of 2016 to allow for leverage up to 4.0x for up to four quarters in connection with the OPIS acquisition; thereafter, the agreements would return to the original leverage allowance of 3.5x, with the ability to temporarily increase leverage to 3.75x for up to three quarters for acquisitions.

As of August 31, 2016, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments and expected cash availability over the next 12 months. As of August 31, 2016, we had approximately $782.0 million of outstanding borrowings under the 2016 revolving facility at a current annual interest rate of 2.01 percent and approximately $1.206 billion of outstanding borrowings under the 2016 term loan at a current weighted average annual interest rate of 2.80 percent, including the effect of the interest rate swaps described in Note 5.

The carrying value of our debt instruments other than our 5% Notes, Institutional Senior Notes, and share repurchase liability approximate their fair value because of the variable interest rates associated with those instruments. The fair value of the 5% Notes as of August 31, 2016 was approximately $789.4 million, and was measured using observable inputs in markets that are not active; consequently, we have classified the 5% Notes within Level 2 of the fair value hierarchy.

5.	Derivatives

Our business is exposed to various market risks, including interest rate and foreign currency risks. We utilize derivative instruments to help us manage these risks. We do not hold or issue derivatives for speculative purposes.

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding revolving facility debt, we utilize interest rate derivative contracts that effectively swap $400 million of floating rate debt at a 2.86 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in November 2013 and January 2014, and the contracts expire between May and November 2020.

Because the terms of these swaps and the variable rate debt (as amended or extended over time) coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive income/loss (AOCI) in our consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and Singapore Dollar-denominated and Indian Rupee-denominated expenses. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of August 31, 2016 was approximately $63.2 million. There were no outstanding foreign currency forwards under these agreements as of November 30, 2015.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of August 31, 2016 and November 30, 2015 (in millions):

	August 31, 2016		November 30, 2015
Notional amount of currency pair:
Contracts to buy USD with CAD		$52.7		$—
Contracts to buy CAD with USD	C$	5.3	C$	9.3
Contracts to buy USD with EUR		$10.0		$8.5
Contracts to buy EUR with USD		€13.0		€—
Contracts to buy CHF with USD	CHF	20.0	CHF	19.0
Contracts to buy GBP with EUR		£—		£3.5
Contracts to buy EUR with GBP		€9.0		€—
Contracts to buy GBP with USD		£181.1		£7.2
Contracts to buy NOK with GBP	NOK	57.0	NOK

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of August 31, 2016 and November 30, 2015 (in millions):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	August 31, 2016	November 30, 2015
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$1.2	$—	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	2.0	0.1	Other current assets
Total	$3.2	$0.1

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$26.5	$24.3	Other accrued expenses and other liabilities
Foreign currency forwards	0.5	—	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	0.3	0.4	Other accrued expenses
Total	$27.3	$24.7

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three and nine months ended August 31, 2016 and the three and nine months ended August 31, 2015, respectively, was as follows (in millions):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended August 31,		Nine months ended August 31,		Location on consolidated statements of operations
	2016	2015	2016	2015
Foreign currency forwards	$(11.3)	$4.1	$(7.6)	$3.1	Other expense (income), net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of August 31, 2016 and August 31, 2015, respectively, as well as the activity on our cash flow hedging instruments for the three and nine months ended August 31, 2016 and the three and nine months ended August 31, 2015, respectively (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Beginning balance	$(16.3)	$(12.5)	$(14.6)	$(9.5)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(6.5)	(1.1)	(10.9)	(4.6)
Foreign currency forwards	(0.2)	0.1	(0.2)	0.9
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	1.5	0.5	4.4	1.0
Foreign currency forwards (1)	—	(0.4)	(0.2)	(1.2)
Ending balance	$(21.5)	$(13.4)	$(21.5)	$(13.4)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

Approximately $7.4 million of the $26.5 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the nine months ended August 31, 2016, we eliminated 327 positions as we continued the transition to our new segment operating model and continued to leverage our shared services cost structure. We also incurred additional direct and incremental costs related to lease abandonments, as well as revising a lease abandonment estimate because we secured a sub-tenant much earlier than anticipated. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the nine months ended August 31, 2016, we recorded approximately $23.9 million of restructuring charges for these activities. Of these charges, approximately $12.7 million was recorded in the Resources segment, $4.8 million was recorded in the Transportation segment, and $6.5 million was recorded in the CMS segment.

The following table provides a reconciliation of the restructuring liability, recorded in other accrued expenses, as of August 31, 2016 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2015	$8.5	$6.2	$0.1	$14.8
Add: Restructuring costs incurred	20.6	3.9	—	24.5
Revision to prior estimates	(0.1)	(0.5)	—	(0.6)
Less: Amount paid	(23.2)	(2.2)	—	(25.4)
Balance at August 31, 2016	$5.8	$7.4	$0.1	$13.3

As of August 31, 2016, approximately $6.6 million of the remaining restructuring liability was in the Resources segment, approximately $4.0 million was in the Transportation segment, and approximately $2.6 million was in the CMS segment. Approximately $10.4 million of the balance is expected to be paid within the next 12 months; the remaining amount relates to lease abandonments that will be paid over the remaining lease periods through 2021.

7.	Acquisition-related Costs

During the nine months ended August 31, 2016, we recorded approximately $119.9 million of direct and incremental costs associated with acquisition-related activities. These costs were incurred for banking, legal, and professional fees associated with the Merger and other recent acquisitions, as well as employee severance charges and employee retention costs. Most of these costs were recorded in the Financial Services segment and the shared services function.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses, as of August 31, 2016 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2015	$—	$0.1	$0.3	$0.4
Add: Costs incurred	18.9	0.3	100.9	120.1
Revision to prior estimates	—	—	(0.2)	(0.2)
Less: Amount paid	(2.1)	(0.3)	(56.0)	(58.4)
Balance at August 31, 2016	$16.8	$0.1	$45.0	$61.9

As of August 31, 2016, approximately $55.7 million of the remaining acquisition-related costs accrued liability was in the Financial Services segment. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Discontinued Operations

In November 2015, we launched a sales process to divest our OE&RM and GlobalSpec product groups, which were components of our CMS segment, due to a portfolio evaluation where we determined that those product groups no longer aligned with our strategic goals. We sold both businesses in the second quarter of 2016 for approximately $190.2 million. The OE&RM sale has a contingent earnout provision of $35.0 million that will be evaluated throughout 2016. The net gain on sale for these two product groups was approximately $0.3 million. We entered into transition services agreements (TSAs) with each of the buyers to facilitate an orderly transition process. The results of these product groups have been classified as discontinued operations in the accompanying financial statements and footnotes.

Operating results for discontinued operations for the three and nine months ended August 31, 2016 and 2015 were as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Revenue	$—	$30.1	$53.5	$97.0

Income (loss) from discontinued operations before income taxes	$(1.6)	$3.7	$55.6	$12.8
Tax expense	0.6	(1.4)	(47.6)	(4.7)
Income (loss) from discontinued operations, net	$(1.0)	$2.3	$8.0	$8.1

Assets and liabilities from discontinued operations related to the divestiture of the GlobalSpec and OE&RM product groups consisted of the following amounts (in millions):

	At disposal date	November 30, 2015
Current assets	$2.5	$19.5
Property and equipment, net	20.3	16.4
Intangible assets, net	58.8	58.3
Goodwill	103.3	99.2
Total assets	$184.9	$193.4

Current liabilities	$0.6	$1.3
Deferred revenue	26.5	19.6
Deferred income taxes	11.8	11.2
Total liabilities	$38.9	$32.1

9.	Pensions and Postretirement Benefits

Our net periodic pension expense for the three and nine months ended August 31, 2016 and 2015 consisted of the following (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Service costs incurred	$0.4	$0.6	$0.9	$1.5
Interest costs on projected benefit obligation	2.2	2.1	6.4	6.3
Expected return on plan assets	(2.1)	(2.2)	(6.4)	(6.6)
Net periodic pension expense	$0.5	$0.5	$0.9	$1.2
Our net periodic postretirement expense for the three and nine months ended August 31, 2016 and 2015 consisted of the following (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Service costs incurred	$—	$—	$—	$—
Interest costs	0.1	0.1	0.3	0.3
Net periodic postretirement expense	$0.1	$0.1	$0.3	$0.3

In September 2016, we made a $3.0 million contribution to our U.S. Retirement Income Plan in order to increase plan funding.

10.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2016 and 2015 was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Cost of revenue	$14.8	$2.1	$17.5	$5.0
Selling, general and administrative	65.6	29.7	125.1	91.4
Total stock-based compensation expense	$80.4	$31.8	$142.6	$96.4

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Income tax benefits	$23.7	$10.2	$43.5	$30.9
No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2016 and 2015.
As of August 31, 2016, there was $302.7 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.3 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity during the nine months ended August 31, 2016, including shares assumed in conjunction with the Merger. Share amounts and weighted-average grant date fair values have been retroactively adjusted for the Merger conversion ratio.

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2015	8.7	$30.57
RSAs/RSUs assumed	3.2	$32.84
Granted	4.2	$31.07
Vested	(3.7)	$29.80
Forfeited	(0.5)	$32.23
Balance at August 31, 2016	11.9	$31.53
The total fair value of RSUs and RSAs that vested during the nine months ended August 31, 2016 was $109.0 million.
Stock Options. The following table summarizes stock option awards assumed in conjunction with the Merger and subsequent activity through August 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2015	—	$—
Options assumed	46.4	$10.62
Granted	—	$—
Exercised	(3.2)	$12.72
Forfeited	(0.1)	$9.07
Balance at August 31, 2016	43.1	$10.47

11.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and nine months ended August 31, 2016 was negative 43.7 percent and 1.2 percent, respectively, compared to 22.3 percent and 20.6 percent for the three and nine months ended August 31, 2015. The change in the 2016 rates is due to the net loss generated in the three months ended August 31, 2016 due to the Merger and associated tax benefits related to merger costs, acquired intangible assets, and new capital structure.

12.	Commitments and Contingencies

From time to time, in the ordinary course of our business, we are involved in various legal proceedings, lawsuits, and other claims, including employment, commercial, intellectual property, and environmental, safety, and health matters. In addition, we may receive routine requests for information from governmental agencies in connection with their regulatory or investigatory authority. We review such proceedings, lawsuits, claims, and requests for information and take appropriate action as necessary. At the present time, we can give no assurance as to the outcome of any such pending proceedings, lawsuits, claims, or requests for information and we are unable to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the effect they may have on us. However, we do not expect the outcome of such proceedings, lawsuits, claims, or requests for information to have a material adverse effect on our results of operations or financial condition. We have and will continue to vigorously defend ourselves in all matters.

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (CARFAX) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things, that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs, and counsel for plaintiffs indicated that there may be additional claimants. On September 30, 2016, the District Court granted CARFAX's motion for summary judgment, dismissing all claims in the complaint.

Between 2011 and 2016, we and other market participants responded to a civil investigation by the Competition Directorate General of the European Commission (EC) related to the credit default swaps information industry with a primary focus on the activities of certain major international investment banks, the International Swaps and Derivatives Association and IHS Markit. In July 2016, the EC formally adopted a set of commitments with us which constitute a full resolution of the investigation with respect to us without any finding of wrongdoing or monetary liability (Final Commitments). In the Final Commitments, we agreed to certain obligations regarding the governance and composition of the index advisory committees for our CDX and iTraxx CDS indices and the licensing of these indices for certain exchange-traded products. In May 2009, the Antitrust Division of the United States Department of Justice (DOJ) had initiated a similar civil investigation related to the credit default swaps information industry, for which we produced documents and participated in depositions conducted by the DOJ. In September 2016, the DOJ confirmed that it had closed its investigation.

In October 2015, the Division of Enforcement of the SEC opened a non-public civil investigation related to certain of our current and former securitized product indices, and requested that we provide certain documents and information. We responded to these inquiries in late 2015 and early 2016, and, to the extent the SEC has further inquiries, will continue to cooperate in this matter.

13.	Common Stock and Earnings per Share
Weighted-average shares outstanding for the three and nine months ended August 31, 2016 and 2015 were calculated as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Weighted-average shares outstanding:
Shares used in basic EPS calculation	340.1	243.1	273.5	244.1
Effect of dilutive securities:
Restricted stock units	—	1.7	2.2	1.9
Stock options	—	—	1.8	—
Shares used in diluted EPS calculation	340.1	244.8	277.5	246.0

The effect of approximately 54.6 million potential shares of common stock under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended August 31, 2016, as such shares would have been antidilutive due to the net loss incurred for the quarter.

Share Repurchase Programs

In June 2015, the IHS Board of Directors authorized the repurchase up to $500 million of IHS' Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. During 2016, through the date of the Merger, we had repurchased approximately $75 million under this program. This program was terminated in conjunction with the completion of the Merger.

In February 2016, the Markit Board of Directors authorized a share repurchase program of up to $500 million of Markit common shares through February 28, 2018. This authorization continued in effect after completion of the Merger. Under this $500 million share repurchase program, management is authorized to repurchase, at its discretion, IHS Markit common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to the availability of common shares, share price, market conditions, alternative uses of capital, and applicable regulatory requirements. As of August 31, 2016, we had repurchased $155.6 million under this $500 million authorization, all subsequent to the Merger. In August 2016, our Board of Directors modified this share repurchase program to terminate on September 29, 2016 and authorized a new share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the new repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.

In August 2016, our Board of Directors separately and additionally authorized, subject to applicable regulatory requirements, the repurchase of our common shares surrendered by employees in an amount equal to the exercise price, if applicable, and statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee and forgo receipt of the exercise price of the award from the employee, if applicable.

On December 7, 2015, Markit entered into an aggregate $200 million accelerated share repurchase (ASR) of issued and outstanding common shares. The ASR continued in effect after completion of the Merger. The total number of shares ultimately to be repurchased under the ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount. At final settlement of the ASR, we may be entitled to receive additional shares, or, under certain limited circumstances, be required to deliver shares to the relevant ASR counterparty.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

14.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the nine months ended August 31, 2016 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2015	$(163.5)	$(13.1)	$(14.6)	$(191.2)
Other comprehensive loss before reclassifications	(20.7)	—	(11.1)	(31.8)
Reclassifications from AOCI to income	—	—	4.2	4.2
Balance at August 31, 2016	$(184.2)	$(13.1)	$(21.5)	$(218.8)

15.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. The Financial Services segment consists entirely of the legacy Markit business. We evaluate revenue performance at the segment level and also by transaction type. No single customer accounted for 10% or more of our total revenue for the three and nine months ended August 31, 2016 and 2015. There are no material inter-segment revenues for any period presented.

We evaluate segment operating performance at the Adjusted EBITDA level for each of our four segments. We define Adjusted EBITDA as net income before net interest, provision for income taxes, depreciation and amortization, stock-based compensation cost, restructuring charges, acquisition-related costs, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of joint ventures and noncontrolling interests, and discontinued operations. Information about the operations of our four segments is set forth below (in millions).

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Revenue
Resources	$210.4	$217.8	$647.4	$670.1
Transportation	227.1	193.4	657.7	559.3
CMS	130.2	146.7	399.0	399.2
Financial Services	156.9	—	156.9	—
Total revenue	$724.6	$557.9	$1,861.0	$1,628.6

Adjusted EBITDA
Resources	$94.4	$91.0	$275.4	$266.4
Transportation	88.6	72.4	252.6	204.0
CMS	33.3	29.1	91.6	72.8
Financial Services	65.0	—	65.0	—
Shared services	(12.3)	(12.9)	(35.0)	(33.3)
Total Adjusted EBITDA	$269.0	$179.6	$649.6	$509.9

Reconciliation to the consolidated statements of operations:
Interest income	0.3	0.3	0.9	0.6
Interest expense	(36.5)	(18.2)	(92.0)	(52.6)
Benefit (provision) for income taxes	23.1	(16.3)	(0.7)	(36.7)
Depreciation	(30.2)	(21.0)	(78.2)	(61.9)
Amortization related to acquired intangible assets	(61.5)	(33.8)	(138.3)	(97.6)
Stock-based compensation expense	(80.4)	(31.8)	(142.6)	(96.4)
Restructuring charges	(10.6)	(1.9)	(23.9)	(22.0)
Acquisition-related costs	(104.5)	(0.1)	(119.9)	(0.6)
Impairment of assets	—	—	—	(1.2)
Share of joint venture results not attributable to Adjusted EBITDA	0.3	—	0.3	—
Adjusted EBITDA attributable to noncontrolling interest	0.3	—	0.3	—
Income (loss) from discontinued operations, net	(1.0)	2.3	8.0	8.1
Net income (loss)	$(31.7)	$59.1	$63.5	$149.6
Revenue by transaction type was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Recurring fixed revenue	$548.0	$449.4	$1,453.2	$1,320.3
Recurring variable revenue	56.8	—	56.8	—
Non-recurring revenue	119.8	108.5	351.0	308.3
Total revenue	$724.6	$557.9	$1,861.0	$1,628.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the financial condition and results of operations of IHS Markit Ltd. (IHS Markit, we, us, or our) as of and for the periods presented. The following discussion should be read in conjunction with the IHS 2015 Annual Report on Form 10-K, the Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (Markit 2015 Annual Report on Form 20-F), each filed with the SEC, and the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. References to 2016 are to our fiscal year 2016, which began on December 1, 2015 and ends on November 30, 2016.

This MD&A includes the financial results of Markit Ltd. (Markit) beginning July 12, 2016. The comparability of our operating results for the third quarter of fiscal 2016 to the same period in fiscal 2015 is significantly impacted by the Merger. As a result of the Merger, we have created a new Financial Services segment, which consists entirely of Markit's business, and we have included revenue and expense attributable to Markit in the Financial Services segment from the date of the Merger. In our discussion and analysis of comparative periods, we have quantified the Markit contribution wherever we have deemed such amounts to be meaningful. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Executive Summary

Business Overview

We are a world leader in critical information, analytics and expertise to forge solutions for the major industries and markets that drive economies worldwide. We deliver next-generation information, analytics, and solutions to customers in business, finance, and government, striving to help customers improve their operational efficiency and providing insights that help lead to well-informed, confident decisions. We have more than 50,000 key business and government customers, including 85 percent of the Fortune Global 500 and the world’s leading financial institutions. Headquartered in London, England, we are committed to sustainable, profitable growth.

On July 12, 2016, IHS Inc. (IHS), a Delaware corporation, Markit Ltd. (Markit), a Bermuda exempted company, and Marvel Merger Sub, Inc. (Merger Sub), a Delaware corporation and an indirect and wholly owned subsidiary of Markit, completed a merger (Merger) pursuant to which Merger Sub merged with and into IHS, with IHS surviving the Merger as an indirect and wholly owned subsidiary of Markit. Upon completion of the Merger, Markit became the combined group holding company and was renamed IHS Markit Ltd. (IHS Markit, we, us, or our). In accordance with the terms of the Merger agreement, IHS stockholders received 3.5566 common shares of IHS Markit for each share of IHS common stock they owned.

To best serve our customers, we are organized into the following four industry- and workflow-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Technology, Media & Telecom (TMT); and Economics & Country Risk (ECR) product offerings; and

•	Financial Services, which includes the entire Markit set of Information, Processing, and Solutions product offerings.

We believe that this sales and operating model helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Our recurring fixed revenue and recurring variable revenue represented approximately 83 percent of our total revenue in the third quarter of 2016. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

As we finish out fiscal year 2016, we expect to continue to improve our legacy IHS operating performance by driving greater speed, clarity, and accountability, while simultaneously focusing on maximizing the revenue and cost synergies associated with the Merger.

Key Performance Indicators

We believe that revenue growth, Adjusted EBITDA (both in dollars and margin), and free cash flow are key financial measures of our success. Adjusted EBITDA and free cash flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (non-GAAP).

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

•
Organic – We define organic revenue growth as total revenue growth from continuing operations for all factors other than acquisitions and foreign currency movements. We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and through the sale of new or enhanced product offerings.

•
Acquisitive – We define acquisition-related revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We also include the impact of divestitures in this growth metric. Due to the size of the Merger, we have not included Markit's 2016 reported stub period results versus 2015 stub period results in the acquisitive category, but have broken out their results in the organic, acquisitive (for acquisitions within the past 12 months completed by legacy Markit), and foreign currency growth metrics.

•
Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue at current exchange rates and current revenue at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we believe it is important to measure the impact of foreign currency movements on revenue.

In addition to measuring and reporting revenue by segment, we also measure and report revenue by transaction type. Understanding revenue by transaction type helps us identify and address broad changes in product mix. We summarize our transaction type revenue into the following three categories:

•
Recurring fixed revenue represents revenue generated from contracts specifying a fixed fee for services delivered over the life of the contract. The fixed fee is typically paid annually, semiannually, or quarterly in advance. These contracts typically consist of subscriptions to our various information offerings and software maintenance, and the revenue is usually recognized over the life of the contract. The initial term of these contracts is typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments.

•
Recurring variable revenue represents revenue from contracts that specify a fee for services which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value. Many of these contracts do not have a maturity date, while the remainder have an initial term ranging from one to five years. In the third quarter of 2016, this revenue was derived entirely from the Financial Services segment.

•
Non-recurring revenue represents consulting (e.g., research and analysis, modeling, and forecasting), services, single-document product sales, software license sales and associated services, conferences and events, and advertising. Our non-recurring products and services are an important part of our business because they complement our recurring business in creating strong and comprehensive customer relationships.

Non-GAAP measures. We use non-GAAP financial measures such as EBITDA, Adjusted EBITDA, and free cash flow in our operational and financial decision-making. We believe that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance (Adjusted EBITDA) and our ability to generate cash flow from operations (free cash flow). We also believe that investors may find these non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this section on MD&A and on our website (www.ihsmarkit.com), we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to

Adjusted EBITDA is required by the lenders under our term loan and revolving credit agreements. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of joint ventures and noncontrolling interests, and discontinued operations).

Free Cash Flow. We define free cash flow as net cash provided by operating activities less capital expenditures.

Because not all companies use identical calculations, our presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies. However, these measures can still be useful in evaluating our performance against our peer companies because we believe the measures provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with higher GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, excluding the effects of interest income and expense moderates the impact of a company’s capital structure on its performance.

Strategic Acquisitions and Divestitures

In addition to the Merger, we also completed two acquisitions during the first quarter of 2016. We paid a total purchase price of approximately $1.1 billion for those two acquisitions, and our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition.

During 2015, we conducted a complete review of our entire business portfolio. As a result of that review, we determined that the OE&RM and GlobalSpec product offerings no longer fit with our strategic goals, and in the fourth quarter of 2015, we decided to divest those product groups. In the second quarter of 2016, we completed the sale of both of these product groups. We have entered into transition services agreements (TSAs) with the GlobalSpec and OE&RM buyers to facilitate an orderly transition process. The results of these product groups have been classified as discontinued operations in the accompanying financial statements and footnotes. We will continue to evaluate the long-term potential and strategic fit of all of our assets.

For a more detailed description of our recent acquisition and divestiture activity, see Notes 2 and 8 of "Item 1 - Financial Statements - Notes to Consolidated Financial Statements" in Part I of this Form 10-Q.

Global Operations

Approximately 40 percent of our revenue is transacted outside of the United States; however, only about 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact on our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures are the British Pound, Euro, Canadian Dollar, Singapore Dollar, and Indian Rupee.

Results of Operations

Total Revenue

Third quarter 2016 revenue increased 30 percent compared to the third quarter of 2015, and our year-to-date 2016 revenue increased 14 percent compared to the prior-year period. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2016 to the three and nine months ended August 31, 2015. Markit's revenue from July 12, 2016 to August 31, 2016 of approximately $157 million, less the $7 million change from the comparable 2015 stub period, has been included in the calculation of acquisitive growth in the table below, and then the components of Markit's $7 million revenue growth in the period from July 12, 2016 to August 31, 2016 versus the prior year have been included in their related factors in the table below.

	Change in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Third quarter 2016 vs. third quarter 2015	(2)%	35%	(2)%
Year-to-date 2016 vs. year-to-date 2015	—%	16%	(2)%

The organic revenue decline for the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, was primarily attributable to a slight decline in core IHS revenue after normalizing for the prior year Boiler Pressure Vessel Code (BPVC) release, partially offset by core Markit revenue growth for the stub period. Recurring fixed organic revenue and non-recurring organic revenue both declined, while Markit's recurring variable organic growth was positive. Our Transportation segment continues to perform very well, while our Resources organic revenue decline continues in the difficult energy environment. Our CMS organic revenue growth declined because of the BPVC release in the prior year, but was also negatively impacted by the loss of a large customer, as well as continued product rationalization.

Acquisitive revenue growth for the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, was primarily due to the Merger in the third quarter of 2016, as well as the acquisitions of CARPROOF and OPIS in the first quarter of 2016.

Foreign currency had an adverse effect on our year-over-year revenue growth as the U.S. dollar continued to maintain its strength against foreign currencies. We continue to see significant uncertainty in the foreign currency markets.

Revenue by Segment

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2016	2015		2016	2015
Revenue:
Resources	$210.4	$217.8	(3)%	$647.4	$670.1	(3)%
Transportation	227.1	193.4	17%	657.7	559.3	18%
CMS	130.2	146.7	(11)%	399.0	399.2	—%
Financial Services	156.9	—	N/A	156.9	—	N/A
Total revenue	$724.6	$557.9	30%	$1,861.0	$1,628.6	14%

The percentage change in revenue for each segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	Third quarter 2016 vs. third quarter 2015			Year-to-date 2016 vs. year-to-date 2015
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources	(12)%	10%	(2)%	(9)%	7%	(1)%
Transportation	9%	9%	(1)%	10%	8%	(1)%
CMS	(9)%	—%	(2)%	(1)%	3%	(2)%
Financial Services	3%	5%	(4)%	3%	5%	(4)%

Resources revenue for the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, continues to be negatively affected by the significant headwinds in the energy industries. On a constant currency basis, our Resources organic subscription base, which represents the annualized value of subscription contracts, has declined by approximately 8 percent in 2016 on a subscription base of approximately $700 million as of the beginning of the year. The decline has come primarily from customers reducing their geographic coverage, the long tail of Americas smaller independents experiencing a higher than normal cancellation rate, and customers deferring the renewal of software maintenance. We anticipate continued pressure on our Resources organic subscription base in the fourth quarter of 2016 as we operate in the challenged energy environment.

Transportation revenue for the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, continued to experience solid organic recurring and non-recurring growth, led by our automotive product offerings, with stable growth in the other transportation product categories as well. We continue to see strong organic growth in our automotive product category due to continued penetration, pricing, and new products within our used car product offerings, as well as benefits in new car product offerings due to new automotive technologies, global regulatory pressure to curb fuel consumption and emissions, and the increasing use of digital marketing. We expect to continue to see stable organic growth in the other Transportation product categories.

CMS revenue for the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, experienced organic revenue decline primarily due to the prior year BPVC release (a 5 and 1 percentage point impact for the three and nine month periods ended August 31, 2016, respectively), as well as the loss of a large customer of our RootMetrics product offerings and product rationalization within TMT.

Financial Services revenue included Markit revenue for the period from the date of the Merger until August 31, 2016. Within the Information product offerings, our 3 percent growth was primarily impacted by strong growth in the year ago period due to higher levels of non-recurring revenue.  Solutions product offerings growth of 6 percent was impacted by loan assets under management stabilizing following healthy growth in 2015. Our Processing product offerings delivered flat organic revenue growth, with strength in the loans processing business offset by declines in the derivatives processing business.

Revenue by Transaction Type

	Three months ended August 31,		Percent change		Nine months ended August 31,		Percent change
(in millions, except percentages)	2016	2015	Total	Organic	2016	2015	Total	Organic
Revenue:
Recurring fixed	$548.0	$449.4	22%	(1)%	$1,453.2	$1,320.3	10%	—%
Recurring variable	56.8	—	N/A	3%	56.8	—	N/A	3%
Non-recurring	119.8	108.5	10%	(12)%	351.0	308.3	14%	(3)%
Total revenue	$724.6	$557.9	30%	(2)%	$1,861.0	$1,628.6	14%	—%

As a percent of total revenue:
Recurring fixed	76%	81%			78%	81%
Recurring variable	8%	—%			3%	—%
Non-recurring	17%	19%			19%	19%

Recurring fixed revenue experienced a slight decline and was flat organically for the three and nine months ended August 31, 2016, respectively, compared to the three and nine months ended August 31, 2015, with Transportation recurring offerings providing the largest contribution to the growth, Resources recurring offerings declining as a result of the reduction in the energy subscription base, and neutral CMS growth, with Financial Services providing additional stub period growth.

Recurring variable revenue was composed entirely of Financial Services revenue for the stub period of July 12, 2016 through August 31, 2016.

Non-recurring organic revenue decreases for the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, were partially due to the prior year BPVC release (a 7 and 2 percentage point impact for the three and nine month periods ended August 31, 2016, respectively), as well as lower software sales, particularly in the energy space. The declines were partially offset by the strength of the Transportation segment's results.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2016	2015		2016	2015
Operating expenses:
Cost of revenue	$269.1	$209.2	29%	$692.2	$624.3	11%
SG&A expense	267.6	200.1	34%	661.1	589.2	12%
Total cost of revenue and SG&A expense	$536.7	$409.3	31%	$1,353.3	$1,213.5	12%

Depreciation and amortization expense	$91.7	$54.8	67%	$216.5	$159.5	36%

As a percent of revenue:
Total cost of revenue and SG&A expense	74%	73%		73%	75%
Depreciation and amortization expense	13%	10%		12%	10%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. Total costs increased in absolute terms because of the Merger and 2016 acquisitions, while as a percent of revenue, cost of revenue and SG&A expense was relatively flat. We expect this percentage to decrease in the future as we integrate our legacy IHS and Markit businesses, benefit from the higher margin Markit business, and take advantage of revenue and cost synergy opportunities.

Within our cost of revenue and SG&A expense, stock-based compensation expense increased by approximately $50 million in the third quarter and nine months of 2016, primarily as a result of the assumption of and revaluation of Markit outstanding awards at the Merger date and the acceleration of certain share awards associated with severance activities post-Merger.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, depreciation and amortization expense increased primarily because of the Merger and 2016 acquisitions. As a percent of revenue, we expect depreciation and amortization expense to continue to increase as a result of intangible assets acquired in the Merger, as well as higher capital expenditures.

Restructuring Charges

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of our restructuring activities. During the nine months ended August 31, 2016, we incurred approximately $24 million of restructuring charges, primarily for severance related to resource refinement and alignment across our segment structure, as well as other restructuring costs related to lease abandonments.

During the nine months ended August 31, 2016, we eliminated 327 positions related to these activities. We expect to continue to incur costs related to similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the nine months ended August 31, 2016, we recorded approximately $120 million of direct and incremental costs associated with acquisition-related activities, including banking, legal, and professional fees associated with the Merger and other recent acquisitions, as well as employee severance charges and employee retention costs.

Segment Adjusted EBITDA

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2016	2015		2016	2015
Adjusted EBITDA:
Resources	$94.4	$91.0	4%	$275.4	$266.4	3%
Transportation	88.6	72.4	22%	252.6	204.0	24%
CMS	33.3	29.1	14%	91.6	72.8	26%
Financial Services	65.0	—	N/A	65.0	—	N/A
Shared services	(12.3)	(12.9)		(35.0)	(33.3)
Total Adjusted EBITDA	$269.0	$179.6	50%	$649.6	$509.9	27%

As a percent of segment revenue:
Resources	45%	42%		43%	40%
Transportation	39%	37%		38%	36%
CMS	26%	20%		23%	18%
Financial Services	41%	N/A		41%	N/A

For the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, Adjusted EBITDA increased due to cost management efforts in a lower revenue growth environment, the acquisitions in the first quarter of 2016, and the Merger.

For the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, Adjusted EBITDA as a percentage of revenue for the Resources segment increased primarily because of the continued focus on cost management in the challenging energy environment. For the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, Transportation segment Adjusted EBITDA as a percentage of revenue increased as a result of profit delivery from revenue growth. For the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, CMS segment Adjusted EBITDA as a percentage of revenue increased primarily as a result of cost reduction efforts and margin lift from the prior year due to the BPVC release in the third quarter of 2015. Financial Services segment Adjusted EBITDA was approximately $65 million.

Provision for Income Taxes
Our effective tax rate for the three and nine months ended August 31, 2016 was negative 43.7 percent and 1.2 percent, respectively, compared to 22.3 percent and 20.6 percent for the three and nine months ended August 31, 2015. The change in the 2016 rates is due to the net loss generated in the three months ended August 31, 2016 due to the Merger and associated tax benefits related to merger costs, acquired intangible assets, and new capital structure.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and nine months ended August 31, 2016 and August 31, 2015.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2016	2015		2016	2015
Net income (loss) attributable to IHS Markit Ltd.	$(31.7)	$59.1	(154)%	$63.5	$149.6	(58)%
Interest income	(0.3)	(0.3)		(0.9)	(0.6)
Interest expense	36.5	18.2		92.0	52.6
Provision for income taxes	(23.1)	16.3		0.7	36.7
Depreciation	30.2	21.0		78.2	61.9
Amortization	61.5	33.8		138.3	97.6
EBITDA	$73.1	$148.1	(51)%	$371.8	$397.8	(7)%
Stock-based compensation expense	80.4	31.8		142.6	96.4
Restructuring charges	10.6	1.9		23.9	22.0
Acquisition-related costs	104.5	0.1		119.9	0.6
Impairment of assets	—	—		—	1.2
Share of joint venture results not attributable to Adjusted EBITDA	(0.3)	—		(0.3)	—
Adjusted EBITDA attributable to noncontrolling interest	(0.3)	—		(0.3)	—
Income from discontinued operations, net	1.0	(2.3)		(8.0)	(8.1)
Adjusted EBITDA	$269.0	$179.6	50%	$649.6	$509.9	27%
Adjusted EBITDA as a percentage of revenue	37.1%	32.2%		34.9%	31.3%

Our Adjusted EBITDA for the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, increased primarily because of our cost management efforts in a lower revenue growth environment, the acquisitions in the first quarter of 2016, and the Merger. We expect to continue to drive margin improvement versus the prior year as a result of the recent realignment to our new segment structure and other operating efficiencies, as well as the Merger.

Financial Condition

(In millions, except percentages)	As of August 31, 2016	As of November 30, 2015	Dollar change	Percent change
Accounts receivable, net	$514.7	$355.9	$158.8	45%
Accrued compensation	$134.1	$105.5	$28.6	27%
Deferred revenue	$803.4	$552.5	$250.9	45%

The increase in accounts receivable is primarily due to acquired accounts receivable balances from the Merger, as well as from the CARPROOF and OPIS acquisitions. The increase in accrued compensation is also primarily due to the Merger, partially offset by the net effect of the 2015 bonus payout made in the first quarter of 2016 and by the current year accrual. The increase in deferred revenue is also primarily due to the Merger.

Liquidity and Capital Resources

As of August 31, 2016, we had cash and cash equivalents of $201 million, of which approximately $158 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under a revolving credit facility. We had approximately $3.27 billion of debt as of August 31, 2016, consisting primarily of $750 million of senior notes, $500 million of institutional senior notes, $782 million of revolving facility debt, and $1.21 billion of bank term loan debt. As of August 31, 2016, we had approximately $1 billion available under our revolving credit facility.

Our interest expense for the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, increased primarily because of a higher average debt balance as a result of acquisitions and share repurchases, as well as financing fees incurred in conjunction with acquisition and Merger activity. We expect that our interest expense will continue to be higher in 2016, compared to 2015, primarily due to the full-year impact of our $400 million floating-to-fixed interest rate swaps and higher debt balances.

In February 2016, the Markit Board of Directors authorized a share repurchase program of up to $500 million of Markit common shares through February 28, 2018. This authorization continued in effect after completion of the Merger. Under this $500 million share repurchase program, management is authorized to repurchase, at its discretion, IHS Markit common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to the availability of common shares, share price, market conditions, alternative uses of capital, and applicable regulatory requirements. As of August 31, 2016, we had repurchased $156 million under the $500 million authorization, all subsequent to the Merger. In August 2016, our Board of Directors modified this share repurchase program to terminate on September 29, 2016 and authorized a new share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the new repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.

Our Board of Directors separately authorized, subject to applicable regulatory requirements, the repurchase of our common shares surrendered by employees in an amount equal to the exercise price, if applicable, and statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee and forgo receipt of the exercise price of the award from the employee, if applicable. Such repurchases have been authorized in addition to the new share repurchase program described above.

Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions and share repurchase programs, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, the continued market acceptance of our offerings, and acquisition and integration costs associated with the Merger. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.

Cash Flows

	Nine months ended August 31,
(In millions, except percentages)	2016	2015	Dollar change	Percent change
Net cash provided by operating activities	$475.1	$496.6	$(21.5)	(4)%
Net cash used in investing activities	$(917.6)	$(463.5)	$(454.1)	98%
Net cash provided by financing activities	$329.7	$100.0	$229.7	230%

The decrease in net cash provided by operating activities was primarily due to payments for merger-related fees, increased cash payments associated with interest expense in 2016, and less favorable working capital generation due to reduced energy sales.

The increase in net cash used in investing activities was principally due to the acquisitions of CARPROOF and OPIS in the first quarter of 2016, partially offset by proceeds received from the sale of the GlobalSpec and OE&RM product groups, compared to lower levels of investing activity for 2015 acquisitions.

The net cash provided by financing activities in 2016 consists of borrowings on our revolving facility and cash from stock option exercises, offset by repurchases of common stock and 2016 acquisitions.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In millions, except percentages)	2016	2015	Dollar change	Percent change
Net cash provided by operating activities	$475.1	$496.6
Capital expenditures on property and equipment	(99.3)	(97.7)
Free cash flow	$375.8	$398.9	$(23.1)	(6)%

The decrease in free cash flow was due to less cash provided by operating activities as discussed above. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 4 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the current status of our debt arrangements.

Share Repurchase Programs

Please refer to Note 13 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and to Part II, Item 2 in this Quarterly Report on Form 10-Q for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the IHS 2015 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and stock-based compensation.

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the IHS 2015 Annual Report on Form 10-K.

Borrowings under the 2016 revolving facility and 2016 term loan are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of August 31, 2016, we had approximately $1.988 billion of floating-rate debt at a 2.07 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $16 million ($20 million without giving effect to any of our interest rate swaps).

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act are effective at a reasonable assurance level to ensure that information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Note 12 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about legal proceedings.

Item 1A. Risk Factors

In addition to the other information provided in this Quarterly Report on Form 10-Q and in the Markit 2015 Annual Report on Form 20-F and the IHS 2015 Annual Report on Form 10-K, you should carefully consider the risks described in this section, which supplement the risk factors set forth in Item 3.D., "Risk Factors" of Part I of the Markit 2015 Annual Report on Form 20-F, in Exhibit 99.4 of our first Report on Form 6-K filed on May 10, 2016, and in Item 1.A. "Risk Factors" of Part I of the IHS 2015 Annual Report on Form 10-K. The risks described below and in the other filings set forth above are not the only risks that could impact our business; other risks currently deemed minor or additional risks not currently known to us could also impact our business. These and other factors could materially and adversely impact the value of your investment in our shares, meaning that you could lose all or part of your investment.

Note that this section includes forward-looking statements and future expectations as of the date of this quarterly report. This discussion of Risk Factors should be read in conjunction with (i) the risk factors set forth in Item 3.D. of Part I of the Markit 2015 Annual Report on Form 20-F, (ii) the risk factors set forth in Exhibit 99.4 of our first Report on Form 6-K filed on May 10, 2016, (iii) the risk factors set forth in Item 1.A. of Part I of the IHS 2015 Annual Report on Form 10-K, (iv) “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part I of this Quarterly Report on Form 10-Q, (v) "Operating and Financial Review and Prospects" and the consolidated financial statements and related notes in Item 5 of Part I and Item 18 of Part III of the Markit 2015 Annual Report on Form 20-F, and (vi) “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Item 7 and Item 8 of Part II of the IHS 2015 Annual Report on Form 10-K.

Our business performance might not be sufficient for us to meet the full-year financial guidance that we provide publicly.

We provide full-year financial guidance to the public based upon our assumptions regarding our expected financial performance. For example, we provide assumptions regarding our ability to grow revenue and to achieve our profitability targets. While we believe that our annual financial guidance provides investors and analysts with insight to our view of the company's future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the market value of our common shares could be adversely affected.
Achieving our growth objectives may prove unsuccessful.
We seek to achieve our growth objectives by enhancing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, cross-selling our products across our existing customer base and acquiring new customers, entering into strategic partnerships, and acquisitions. If we are unable to successfully execute on our strategies to achieve our growth objectives, our growth rates could be adversely affected. An additional factor that may adversely affect our growth rates is continued global economic uncertainty, particularly in our energy and financial services end markets. Our resources and financial services segments in particular may continue to be adversely affected by industry dynamics, including decisions on the part of our customers to defer capital spending in uncertain economic environments.
We depend on content obtained externally to support certain of our offerings, and the inability to continue to obtain access could prove harmful to our business.
We obtain data from a wide variety of external sources that we transform into critical information and insight and use to create integrated solutions for our customers. Certain of our offerings include content that is either purchased or licensed from third parties. In particular, our industry standards offerings that are part of our Product Design workflow rely on information licensed from the standards developing organizations (SDOs). We believe that the content licensed from many of these third parties, including the SDOs, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties, including the SDOs, compete with one another and with us. If we lose access to a significant number of data sources and cannot replace the data through alternative sources or we are unable to obtain information licensed to us at cost-effective prices, specific customer solutions may be impacted and it could adversely affect the quality of our offerings and our business, financial condition, and operating results.
We rely on independent contractors and third parties whose actions could have a material adverse effect on our business.
We use independent contractors to help us obtain certain information. In addition, we rely on third-party dealers to sell some of our offerings in locations where we do not maintain a sales office or sales teams. We are limited in our ability to monitor and direct the activities of our independent contractors, but if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputational damage, any of which could have a material adverse effect on our business.
As part of our strategic business model, we outsource certain operations and engage independent contractors to perform work in various locations around the world. For example, we outsource certain data hosting functions, as well as certain functions involving our data transformation process, to business partners who we believe offer us deep expertise in these areas, as well as scalability and cost effective services. By entering into these independent contractor arrangements and relying on them for critical business functions, we face risks that one or more independent contractors may unexpectedly cease operations, that they may perform work that deviates from our standards, that events in a given region may disrupt the independent contractor's operations, or that we may not be able to adequately protect our intellectual property. If these or other unforeseen risks were to occur, they could adversely affect our business.
Changes in the legislative, regulatory, and commercial environments in which we operate may adversely impact our ability to collect, compile, use, and publish data and may impact our financial results.
Certain types of information we collect, compile, use, and publish, including offerings in our IHS Automotive and CARFAX businesses, are subject to regulation by governmental authorities in jurisdictions in which we operate. In addition, there is increasing concern among certain privacy advocates and government regulators regarding marketing and privacy matters, particularly as they relate to individual privacy interests. These concerns may result in new or amended laws and regulations. Future laws and regulations with respect to the collection, compilation, use, and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, or loss of revenue, which could have a material adverse effect on our business, financial condition, and operating results. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs.

Our international operations are subject to risks relating to worldwide operations.
We operate in many countries around the world and a significant part of our revenue comes from international sales. Operating in many jurisdictions around the world, we may be affected by: changes in tax rates and tax laws or their interpretation, including changes related to tax holidays or tax incentives; trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing local operations. We must also manage the uncertainties of obtaining data and creating solutions that are relevant to particular geographic markets; differing levels of intellectual property protection in various jurisdictions; and potential adverse tax consequences on the repatriation of funds and from taxation reform affecting multinational companies. In addition, as we operate our business around the world, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. We have developed and instituted a corporate compliance program which includes, among other things, employee training and the creation of appropriate policies defining employee behavior that mandate adherence to laws. While we implement policies and procedures intended to promote and facilitate compliance with all applicable laws, our employees, contractors, and agents, as well as those independent companies to which we outsource certain business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation. Our inability to manage some or all of these risks of operating a global business could have a material adverse effect on our business, financial condition, and operating results.
The U.K. electorate voted in favor of a U.K. exit from the E.U. in a referendum, which could adversely impact our business, results of operations and financial condition.
The U.K. Government held an in-or-out referendum on the United Kingdom’s membership of the European Union in June 2016, which resulted in the electorate voting in favor of a U.K. exit from the E.U. (Brexit). A process of negotiation will now determine the future terms of the United Kingdom’s relationship with the European Union. We are headquartered and tax domiciled in the UK and conduct business in Europe primarily through our U.K. subsidiaries. Depending on the terms of Brexit, we could face new regulatory costs and challenges. For instance, the United Kingdom could lose access to the single E.U. market and to the global trade deals negotiated by the European Union on behalf of its members. A decline in trade could affect the attractiveness of the United Kingdom as a global investment centre and, as a result, could have a detrimental impact on U.K. growth. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the Pound Sterling and the U.K. economy. Changes to U.K. immigration policy could likewise occur as a result of Brexit. Although the United Kingdom would likely retain its diverse pool of talent, London’s role as a global financial centre may decline, particularly if financial institutions shift their operations to the European Union and the E.U. financial services passport is not maintained. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
June 1 - June 30, 2016:
Share repurchase programs (1)	—	$—	—	$282.9
Employee transactions (2)(3)	12,711	$32.64	N/A	N/A
July 1 - July 31, 2016:
Share repurchase programs (1)	—	$—	—	$500.0
Employee transactions (2)(3)	108,097	$33.50	N/A	N/A
August 1 - August 31, 2016:
Share repurchase programs (1)	4,437,848	$35.05	4,437,848	$344.4
Employee transactions (2)	9,138	$35.25	N/A	N/A
Total share repurchases	4,567,794	$35.01	4,437,848

(1) In June 2015, the IHS Board of Directors authorized the repurchase of up to $500 million of IHS Inc. Class A common stock. This repurchase program was terminated in conjunction with the completion of the Merger.

In February 2016, the Markit Board of Directors authorized a share repurchase program of up to $500 million of Markit common shares through February 28, 2018. This authorization continued in effect after completion of the Merger. Under this $500 million share repurchase program, management is authorized to repurchase, at its discretion, IHS Markit common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to the availability of common shares, share price, market conditions, alternative uses of capital, and applicable regulatory requirements. In August 2016, our Board of Directors modified this share repurchase program to terminate on September 29, 2016 and authorized a new share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the new repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.

(2) Amounts represent common shares surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. The IHS Board of Directors initially approved this program in 2006, and our Board of Directors reapproved the program in August 2016 in an effort to reduce the dilutive effects of employee equity grants. This program is separate and additional to the new repurchase program authorized by our Board in August 2016 as described in note (1).

(3) Pre-merger share amounts and average price paid per share have been adjusted to reflect the effect of the Merger conversion ratio.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the third quarter of 2016 and would have represented approximately 0.01 percent of our third quarter 2016 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 20, 2016, by and among IHS Inc., Markit Ltd., and Marvel Merger Sub, Inc. (Incorporated by reference to Exhibit 99.1 to the Markit Ltd. Report of Foreign Private Issuer on Form 6-K (file no. 001-36495) filed on March 21, 2016)

2.2
Membership Interest Purchase Agreement dated as of January 8, 2016 by and among UCG Holdings Limited Partnership and IHS Global Inc. (Incorporated by reference to Exhibit 2.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed on January 11, 2016)

3.1*	Certificate of Incorporation on Change of Name
3.2	Amended and Restated Bye-laws of IHS Markit Ltd. (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
4.1*	Form of certificate of common shares
4.2
Indenture, dated as of October 28, 2014, among the Company, the Guarantors and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on October 28, 2014)

4.3
First Supplemental Indenture, dated as of July 11, 2016, by and between IHS Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on July 12, 2016)

4.4
Indenture, dated as of July 28, 2016, among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)

4.5	Form of the Company’s 5.000% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)
4.6
Note Purchase and Guarantee Agreement among Markit Ltd., Markit Group Holdings Limited and the Purchasers named therein dated as of November 4, 2015 (Incorporated by reference to Exhibit 4.43 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

10.1*+	Amendment to Markit Ltd. 2014 Equity Incentive Award Plan
10.2*+	Amendment to Amended and Restated Key Employee Incentive Program
10.3*+	Summary of IHS Markit Ltd. 2016 Non-Employee Director Compensation Policy
10.4*+	Form of Indemnification Agreement between IHS Markit Ltd. and its Directors and Executive Officers
10.5+
Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.6+
Amended and Restated IHS Inc. 2004 Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.7+
IHS Inc. Supplemental Income Plan (Incorporated by reference to Exhibit 10.28 to the IHS Inc. Registration Statement on Form S-1 (No. 333-122565) filed with the Securities and Exchange Commission on February 4, 2005, as amended).

10.8+
Summary of IHS Inc. Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.2 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.9+
Form of Indemnification Agreement between IHS Inc. and its Directors (Incorporated by reference to Exhibit 10.30 to the IHS Inc. Registration Statement on Form S-1 (No. 333-122565) filed with the Securities and Exchange Commission on February 4, 2005, as amended)

10.10+
IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award-Time-Based (Incorporated by reference to Exhibit 10.35 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2006 (file no. 001-32511) filed with the Securities and Exchange Commission on January 24, 2007)

10.11+
IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 10.36 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2006 (file no. 001-32511) filed with the Securities and Exchange Commission on January 24, 2007)

10.12+
IHS Inc. 2004 Long-Term Incentive Plan, Form of 2010 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 99.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on December 10, 2010)

10.13+
IHS Inc. 2004 Long-Term Incentive Plan, Form of 2011 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 10.17 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2010 (file no. 001-32511) filed with the Securities and Exchange Commission on January 18, 2011)

10.14*+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2016 Restricted Stock Unit Award-Time-Based
10.15+
IHS Inc. Policy on Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 10.14 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.16+
IHS Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.17+
IHS Inc. Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.16 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.18	Credit Agreement, dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.19	Guaranty Agreement (US), dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.20	Guaranty Agreement (Non-US), dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.21
Registration Rights Agreement, dated as of October 28, 2014, among the Company, the Guarantors and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on October 28, 2014)

10.22
Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of October 17, 2014 (Incorporated by reference to Exhibit 10.35 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.23
First Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of November 5, 2015 (Incorporated by reference to Exhibit 10.34 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2015 (file no. 001-32511) filed with the Securities and Exchange Commission on January 15, 2016)

10.24
Second Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended February 28, 2016 (file no. 001-32511) filed with the Securities and Exchange Commission on March 21, 2016)

10.25
Credit Agreement by and among IHS Inc., IHS Global Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., Wells Fargo Bank, N.A., BBVA Compass, HSBC Bank USA, N.A., Royal Bank of Canada, PNC Bank, National Association, U.S. Bank National Association, TD Bank, N.A., Goldman Sachs Bank USA, The Bank of Tokyo-Mitsubishi UFJ, Ltd, Hua Nan Commercial, Ltd, New York Agency, Sumitomo Mitsui Banking Corporation and Commercial Bank, dated as of July 15, 2013 (Incorporated by reference to Exhibit 10.3 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2013 (file no. 001-32511) filed with the Securities and Exchange Commission on September 24, 2013)

10.26
First Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., Wells Fargo Bank, N.A., BBVA Compass, HSBC Bank USA, N.A., Royal Bank of Canada, PNC Bank, National Association, U.S. Bank National Association, TD Bank, N.A., Goldman Sachs Bank USA, The Bank of Tokyo-Mitsubishi UFJ, Ltd, Hua Nan Commercial, Ltd, New York Agency, Sumitomo Mitsui Banking Corporation and Commercial Bank, dated as of June 30, 2014 (Incorporated by reference to Exhibit 10.5 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.27
Credit Agreement (amending and restating the Credit Agreement dated as of July 15, 2013, as amended) by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of October 17, 2014 (Incorporated by reference to Exhibit 10.38 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.28
First Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of November 5, 2015 (Incorporated by reference to Exhibit 10.38 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2015 (file no. 001-32511) filed with the Securities and Exchange Commission on January 15, 2016)

10.29
Second Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended February 28, 2016 (file no. 001-32511) filed with the Securities and Exchange Commission on March 21, 2016)

10.30
Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of January 5, 2011 (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on January 6, 2011)

10.31
First Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of October 11, 2011 (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on October 13, 2011)

10.32
Second Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Union Bank, N.A., Royal Bank of Canada, Hua Nan Commercial Bank, Ltd, New York and Compass Bank, dated as of July 15, 2013 (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2013 (file no. 001-32511) filed with the Securities and Exchange Commission on September 24, 2013)

10.33
Third Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Union Bank, N.A., Royal Bank of Canada, Hua Nan Commercial Bank, Ltd, New York and Compass Bank, dated as of June 30, 2014 (Incorporated by reference to Exhibit 10.7 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.34
Credit Agreement by and among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A., dated as of August 29, 2012 (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2012 (file no. 001-32511) filed with the Securities and Exchange Commission on September 24, 2012)

10.35
First Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A., dated as of July 15, 2013 (Incorporated by reference to Exhibit 10.2 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2013 (file no. 001-32511) filed with the Securities and Exchange Commission on September 24, 2013)

10.36
Second Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A., dated as of June 30, 2014 (Incorporated by reference to Exhibit 10.6 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 7, 2016.

IHS MARKIT LTD.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer