Form 10-K
period 2016-11-30
IHS Markit Ltd.
filed 2017-01-27
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
  ___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36495
 ___________________________________________________
IHS MARKIT LTD.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Bermuda	98-1166311
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
4th Floor, Ropemaker Place
25 Ropemaker Street
London, England
EC2Y 9LY
(Address of Principal Executive Offices)
+44 20 7260 2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None.
___________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the common shares as reported on the NASDAQ Global Select Market on the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.6 billion. All executive officers, directors, and holders of five percent or more of the outstanding Class A Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.
As of December 31, 2016, there were 406,912,344 shares of our common shares outstanding, excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Certain Definitions

The following definitions apply throughout this Annual Report on Form 10-K unless the context requires otherwise:

"common shares"	The common shares of IHS Markit Ltd., par value $0.01 per share
"IHS"	IHS Inc., a Delaware corporation and a subsidiary of IHS Markit, which is the accounting predecessor to IHS Markit in connection with the Merger, and its subsidiaries
"IHS Markit"	IHS Markit Ltd., a Bermuda exempted company, after completion of the Merger, and its subsidiaries
"Markit"	Markit Ltd., which was the name of IHS Markit prior to completion of the Merger, and its subsidiaries
"Merger"
Merger of IHS and Markit, with IHS surviving the merger as an indirect and wholly owned subsidiary of IHS Markit, pursuant to that certain Agreement and Plan of Merger, dated as of March 20, 2016, and completed on July 12, 2016

"We," "Us," "Company," "Group," or "Our"	IHS Markit after completion of the Merger, and IHS or Markit, as the context requires, prior to completion of the Merger

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Securities Exchange Act). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “aim,” “strive,” “believe,” “see,” “project,” “predict,” “estimate,” “expect,” “continue,” “strategy,” “future,” “likely,” “may,” “might,” “should,” “will,” “would,” “target,” similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions, including acquisitions and dispositions, anticipated benefits from strategic actions including the merger between IHS Inc. and Markit Ltd., and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third party service providers; legislative, regulatory and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of our operations; our ability to integrate the business successfully and to achieve anticipated synergies; our ability to retain and hire key personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks, are more fully discussed under the caption “Risk Factors” in this Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (SEC). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating or liquidity. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

Website and Social Media Disclosure

We use our website (www.ihsmarkit.com) and corporate Twitter account (@IHSMarkit) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, SEC filings, and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

None of the information provided on our website, in our press releases, public conference calls, and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.

IHS Markit Foreign Private Issuer Status and Financial Presentation

IHS Markit currently qualifies as a foreign private issuer (FPI) under the rules of the SEC. IHS Markit will retain FPI status until at least the end of fiscal 2017. However, even while IHS Markit continues to qualify as an FPI, we will report our financial results in accordance with U.S. GAAP and have elected to file our annual and interim reports on Forms 10-K, 10-Q, and 8-K.

IHS Markit prepares a management proxy statement and related material under Bermuda requirements. As IHS Markit’s management proxy statements is not filed pursuant to Regulation 14A, IHS Markit may not incorporate by reference information required by Part III of this Form 10-K from its management proxy statement. Accordingly, in reliance upon and as permitted by Instruction G(3) to Form 10-K, IHS Markit will be filing an amendment to this Form 10-K containing the Part III information no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Prior to completion of the Merger, Markit operated on a December 31 fiscal year end, while IHS operated on a November 30 fiscal year end. IHS Markit operates on a November 30 fiscal year end. Unless otherwise indicated, references in this Annual Report on Form 10-K to an individual year means the fiscal year ended November 30. For example, “2016” refers to the fiscal year ended November 30, 2016.

PART I

Item 1. Business

History and Development of the Company

This is the first Annual Report on Form 10-K (Form 10-K) that IHS Markit has filed since the completion of the Merger on July 12, 2016, pursuant to the Agreement and Plan of Merger dated March 20, 2016 (the Merger Agreement), between IHS, Markit, and Marvel Merger Sub, Inc., an indirect and wholly owned subsidiary of Markit formed for the purpose of facilitating this transaction (Merger Sub). Pursuant to the Merger Agreement, Merger Sub merged with and into IHS, with IHS continuing as the surviving corporation and an indirect and wholly owned subsidiary of IHS Markit. Upon completion of the Merger, Markit became the combined group holding company and was renamed IHS Markit Ltd.

In accordance with the terms of the Merger Agreement, IHS stockholders received 3.5566 common shares of IHS Markit for each share of IHS common stock they owned and IHS Inc. common stock was delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act. IHS was treated as the acquiring entity for accounting purposes, which is reflected in the results of operations, financial position, financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other sections of this report refer to legacy Markit and legacy IHS, as the context requires, for each of the entities prior to the Merger, and to IHS Markit, the combined company after completion of the Merger.

IHS was in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Markit was founded in 2003 with the goal of increasing transparency in the financial markets. Markit Ltd. was incorporated pursuant to the laws of Bermuda in 2014 to become the holding company for Markit's business in connection with its initial public offering on the NASDAQ Stock Market (NASDAQ) in June 2014. IHS Markit's common shares are now traded on the NASDAQ under the symbol "INFO."

Our principal executive offices are located at 4th Floor, Ropemaker Place, 25 Ropemaker Street, London, England EC2Y 9LY. Our telephone number at this address is +44 20 7260 2000. We maintain a registered office in Bermuda at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The telephone number of our registered office is +1 441 295 5950.

Our Vision

Our vision is to be the leading source for critical information, analytics, and insight that powers growth, efficiency, and value for our customers. Our mission is to delight our customers daily by delivering a powerful combination of world-class expertise, knowledge, and solutions so they can make more informed decisions to enable their long-term, sustainable growth.

Our Business

We are a leading globally diversified provider of critical information, analytics, and expertise with deep sources of information, analytics, and solutions for the world’s major industries, financial markets, and governments. Our analytics reveal interdependencies across complex industries, which enhances transparency, reduces risk, and improves operational efficiency for our customers. We are deeply embedded in the systems and workflows of many of our customers and continue to become increasingly important to our customers’ operations. We leverage leading technologies and our industry expertise to create innovative products and services that provide information and insight to our customers to help them be more efficient and make more informed, confident decisions. We are committed to sustainable, profitable growth.

Our core competency is using our expertise to source and transform data into information, analytics, and solutions that our customers can use when making operational and strategic decisions. We are a sought-after resource for those who require and demand the most accurate and robust information available. We are dedicated to providing the information and analysis our customers need to make critical decisions that drive growth and value for their operations.

By integrating and connecting our information and analytics with proprietary and widely used decision-support technology on scalable platforms, we produce critical information and solutions designed to meet our customers’ needs. Our product development teams have also created proprietary Web services and application interfaces that enhance access to our information and allow our customers to integrate our offerings with other data, business processes, and applications (such as computer-aided design, enterprise resource planning (ERP), supply chain management, and product data/lifecycle management).

Our Objectives

To achieve our vision, we are focusing our efforts primarily on the following objectives:

•	Improving customer satisfaction (which we refer to as customer delight);
•Enabling colleague success;
•Delivering on our key financial commitments while continuing to increase our financial strength;
•Providing an opportunity for shareholder success relative to our peer group;
•Completing critical integration activities for the combined company; and
•Maintaining corporate sustainability efforts.

We benchmark our progress annually against these objectives through the use of external and internal metrics. For example, to measure customer delight and colleague success, we use third-party surveys and develop goals based on those metrics.

Our Strategy

Our strategy is to bring together information, research, and analytics to deliver integrated solutions to customers in separate but interconnected industries. We believe that we can best implement our strategy by achieving the following:

Integrate organizational structure. We are in the process of completing key merger integration activities primarily related to our shared services and corporate organization. In terms of commercial operations, we are aligned around an industry- and workflow-focused organizational structure consistent with our segments, as further described below. We intend to integrate our people, platforms, processes, and products in a manner that allows us to take advantage of revenue and cost synergies that will strengthen the effectiveness and efficiency of our business operations.

Innovate and develop new product offerings. We work closely with our customers to develop and introduce new offerings that are designed to increase visibility, reduce risk, and improve operational efficiency in their businesses. In recent years, we have launched new offerings addressing a wide array of customer needs, and we expect to continue to create new offerings from our existing data sets, converting core information to higher value analytics. Our investment priorities for new product offerings are primarily in energy, transportation, financial services, and product design, and we intend to continue to invest across the business to increase our customer value proposition.

Simplify capital allocation. In the near term, we are focusing our capital allocation strategy primarily on shareholder return through share repurchases. Longer term, we expect to balance capital allocation between returning capital to shareholders through consistent share repurchases and mergers and acquisitions focused primarily on fewer deals in our core end markets that will allow us to continue to build out our strategic position.

Our Global Organizational Structure

To serve our customers, we are organized into the following four industry- and workflow-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Technology, Media & Telecom; and Economics & Country Risk product offerings; and

•	Financial Services, which includes our Information; Processing; and Solutions product offerings.

We believe that this sales and operating model helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•
Trusted partner with diversified, global customer base and strong brand recognition. We believe that our customers trust and rely on us for our consultative approach to product development, dedication to customer delight, and ability to execute and deliver effective solutions. Our industry expertise allows us to anticipate and understand our customers’ needs in order to provide effective solutions with our product and service offerings. The Merger has increased our capacity to address new markets and opportunities, and our global footprint allows us to serve our customers throughout the world and to introduce our products and services to customers in new markets. Our brand is well established and recognized in multiple industries. We also own a number of well-known brands, including CARFAX, CERAWeek, the Purchasing Managers Index series, and the iBoxx indices.

•
Breadth and depth of information and analytics. Our customers benefit from a concentration of intellectual wealth and thought leadership in a variety of industries. We believe that our global team of information and industry experts, research analysts, and economists provides our customers with leading strategic information and research. We convert raw data into critical information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data. Our goal is to ensure that the data we use in our product offerings is correct, current, complete, and consistent; therefore, we place a high degree of emphasis on the data transformation process. With our process, we believe that we are able to provide information and analytics that are both useful to our customers and available where and when needed. Our process also provides the foundation for our integrated solutions that combine our products and services to create differentiated solutions for the customers in our target industries.

•	Attractive financial model. We believe we have an attractive financial model due to our recurring revenue, margin expansion, cash generation, and capital flexibility characteristics.

◦
Significant recurring revenue. We offer our products and services primarily through recurring fixed and variable fee agreements, and this business model has historically delivered stable revenue and predictable cash flows. For the year ended November 30, 2016, we generated approximately 82 percent of our revenue from recurring revenue streams. Many of our offerings are core to our customers’ business operations, and we have long-term relationships with many of our customers.

◦
Solid margin expansion. Our customer focus and fiscal discipline has permitted us to progressively increase our margins as we streamline our operations and leverage our business model to provide valuable customer support even in a challenging economic environment.

◦	High cash generation. Our business has low capital requirements for product enhancement and new product development, allowing us to generate strong cash flow.

◦	Capital flexibility. Our cash flow model provides us with a significant amount of flexibility in decision-making, allowing us to balance internal resource and investment needs with shareholder return.

Our Growth Strategies

•
Increase in geographic, product, and customer penetration. We believe there are significant opportunities to increase the use of our products and services by existing customers globally and to add new customers to our products and services. We plan to add new customers and build our relationships with existing customers by leveraging our brand strength, broad portfolio of solutions, global footprint, and industry expertise to anticipate and respond to the changing demands of our end markets.

•
Introduce innovative offerings and enhancements. To maintain and enhance our position as a leading information services provider, we continuously strive to introduce enhancements to our products and services, as well as launch new products and services. We maintain an active dialogue with our customers and partners to allow us to understand their needs and anticipate market developments. We also seek to develop innovative uses for our existing products and services to generate incremental revenue, find more cost-effective inputs to support our existing products and services, and facilitate development of profitable new products and services.

•
Pursue strategic acquisitions and partnerships. We selectively evaluate technologies and businesses that we believe have potential to enhance, complement, or expand our product and service offerings and strengthen our value proposition to customers. We target acquisitions and partnerships that can be efficiently integrated into our global sales network, technology infrastructure, and operational delivery model to drive value. We believe we are an acquirer of choice among prospective acquisition targets and a partner of choice among our peers due to our entrepreneurial culture, growth, global scale, strong brand, broad distribution capabilities, and market position.

Our Customers

We have a diverse customer base, with more than 50,000 key business and government customers, including 85 percent of the Fortune Global 500 and 75 percent of the Fortune U.S. 1000. Our customers operate in global interconnected industries and financial markets, and we continue to build on our existing scale to integrate our comprehensive content, expertise, tools, technology, and research and analysis to produce a differentiated solution set that makes us an important part of many of our customers’ core workflows. In 2016, no customer or group of affiliated customers represented more than 10 percent of our revenue.

Our Operating Segments

We develop our products and services based on customer needs in the target industries we serve and in the workflows that our customers use. We have organized our business to address the following key industries and workflows:

Resources

Energy and Chemicals. Approximately 90 percent of Resources revenue comes from our Energy offerings, with the remaining 10 percent coming from our Chemicals offerings.

Our Energy offerings are focused on upstream, midstream, downstream, and power/gas/coal/renewables (PGCR) services.

•
Our upstream offerings provide critical solutions around country E&P risk, plays & basins technical information, costs & technologies, and energy company information for approximately 15,000 assets worldwide including more than 6 million oil and gas wells, 5,000 basins, more than 2,000 rigs and vessels, and a database of almost 50,000 merger and acquisition transactions. We do this through a combination of energy technical information, analytical tools, and market forecasting and consulting. For instance, strategic planners, geoscientists, and engineers use our insight and leading geotechnical database and analytical tools to explore, develop, and produce energy assets.

•
Our midstream and downstream solutions provide market forecasting, midstream market analysis and supply chain data, refining and marketing economics, and oil product intelligence. For instance, we are a leading provider of pricing information for refined products on spot, rack, and retail markets. This information provides critical reference and benchmark information for buyers and sellers of refined products. We are also a leading supplier of bespoke consulting, providing strategic direction and capital investment advisory services.

•
Our PGCR offerings provide global and regional outlooks and forecasts for power, coal, gas, and renewable markets. Our market studies provide insight on market trends and fundamentals and are used by both buyers and sellers in these industries.

Our Chemicals offerings include data for manufacturing processes, as well as capital expenditure, cost, price, production, trade, demand, and capacity industry analysis and forecasts for more than 250 chemicals in more than 50 countries. We also have an extensive library of detailed techno-economic analyses of chemicals and refining process technologies. We provide a number of consulting services, including training, strategy development, and project development offerings to the chemical and related industries. Our business information services track current events, supply high-velocity information, and hold conferences related to the chemical industry.

In addition, we leverage our market leadership in these industries to convene global industry, government, and regulatory leaders in global and regional events, such as our annual IHS Markit CERAWeek and World Petrochemical conferences.

Transportation

Our Transportation segment includes our Automotive offerings, which represent about 80 percent of the segment's revenue, and our Maritime & Trade and Aerospace, Defense & Security offerings, which make up the balance of the segment's revenue.

•	Automotive. We serve the full automotive value chain with a focus on original equipment manufacturers (OEMs), parts suppliers, and dealers.

Within the new car market, we provide authoritative analysis and forecasts of sales and production for light vehicles, medium and heavy commercial vehicles, powertrain, components, and technology systems across all major markets. Our comprehensive forecast database covers more than 98 percent of global light vehicle sales and production. We forecast sales and production of nearly 40,000 unique vehicle model variants, as well as more than 100 different vehicle systems, sub-systems, and components. We also provide a wide range of performance measurement tools and marketing solutions for car makers, dealers, and agencies. We continue to develop solutions aimed at addressing needs across the value chain, including strategy and planning, marketing, sales, dealer services, and after sales. In the US, our sales and marketing solutions draw on a database of more than 5 billion ownership records, covering 740 million vehicles and more than 200 million US households over a period of 25 years.

Within the used car market, we support dealers, insurers, and consumers through our CARFAX (U.S.) and CARPROOF (Canada) products. These solutions provide critical information for used car dealers and their customers in the used car buying process. For example, CARFAX vehicle history reports provide maintenance, accident, odometer, and commercial use on cars in the United States. This history, based on more than 17 billion records collected from more than 100,000 data sources, provides confidence to dealers and consumers in the car buying process. We are extending our product line under CARFAX to include a used car listing service for dealers and vehicle-specific valuation solutions.

•
Maritime & Trade (M&T). We have been gathering data on ships since 1764 when the first Lloyd’s Register of Ships was published. We provide, on behalf of the International Maritime Organization (IMO), the unique global ID (the IMO number) for all ocean-going ships over 100 gross tons. Our M&T content and analytics provide comprehensive data on close to 200,000 ships over 100 gross tons, as well as monthly import and export statistics on more than 80 countries and tracking and forecasting more than 90 percent of international trade by value.

•
Aerospace, Defense & Security (AD&S). We are a significant provider of Open-Source Intelligence (OSINT) for national security organizations and aerospace & defense companies. Our AD&S content and analytics provide specifications for thousands of military vehicles, naval vessels, and aircraft types. Our budget forecasts cover more than 95 percent of global defense spending, and we have analyzed more than 150,000 terrorism-related events, with more analyzed and added each day.

Consolidated Markets & Solutions (CMS)

Our CMS segment includes our Product Design offerings, which represent a little more than 50 percent of the segment's revenue, and our Technology, Media & Telecom and Economics and Country Risk offerings, which make up the balance of the segment's revenue.

•
Product Design. Our Product Design offerings provide technical professionals with the information and insight required to more effectively design products, optimize engineering projects and outcomes, solve technical problems, and address complex supply chain challenges. Our Product Design offerings include content and analytics on millions of engineering and technical standards, codes, specifications, handbooks, reference books, journals, and other scientific and technical documents, accessed via advanced research tools. Our offerings also include software-based engineering decision engines for innovation, productivity, and quality.

•
Technology, Media & Telecom. Our Technology, Media & Telecom solutions service the entire technology value chain, including components and devices, performance analytics, and end market intelligence. We deliver comprehensive insight and tools for managing technology parts, leveraging our component database of more than 500 million electronic parts. Our solutions enable customers to optimize their supplier and customer engagement strategy and differentiate their product portfolio from the competition. With our expert research, custom consulting, analytics, and component cost information, we provide insights on technology market share, supply chain, and adoption, as well as forecasts for key technology markets on a geographic, industry, and company level.

•
Economics and Country Risk (ECR). We provide a vast range of economic and risk data, forecasts and analytic tools to customers for their strategic market planning, procurement and risk management decisions. Our economists and analysts globally monitor economic developments and the risk environment in more than 200 countries and regions.

Financial Services

Our Financial Services segment provides pricing and reference data, indices, valuation and trading services, trade processing, enterprise software, and managed services. Financial Services end users include front- and back-office professionals, such as traders, portfolio managers, risk managers, research professionals and other financial markets participants, as well as operations, compliance, and enterprise data managers. This segment includes our Information offerings, which represent approximately 45 percent of segment revenue; our Processing offerings, which represent approximately 22 percent of segment revenue; and our Solutions offerings, which represent approximately 33 percent of segment revenue.

•
Information. Our Information solutions provide enriched content consisting of pricing and reference data, indices, and valuation and trading services across multiple asset classes and geographies through both direct and third-party distribution channels. Our Information products and services are used for independent valuations, research, trading, and liquidity and risk assessments. These products and services help our customers price instruments, comply with relevant regulatory reporting and risk management requirements, and analyze financial markets.

•
Processing. Our Processing offerings provide trade processing solutions globally for over-the-counter (OTC) derivatives, foreign exchange (FX), and syndicated loans. Our trade processing services enable buy-side and sell-side firms to process transactions rapidly, which increases efficiency by optimizing post-trade workflow, reducing risk, complying with reporting regulations and improving connectivity. We believe we are the largest provider of end-to-end multiple asset OTC derivatives trade processing services.

•
Solutions. Our Solutions offerings provide configurable enterprise software platforms, managed services, and hosted digital solutions. Our enterprise software delivers customized solutions to automate our customers’ in-house processing and connectivity for trading and post-trading processing, as well as enterprise risk management solutions to enable customers to calculate risk measures. Our managed services and hosted digital solutions offerings, which are targeted at a broad range of financial services industry participants, help our customers capture, organize, process, display, and analyze information; manage risk; reduce fixed costs; and meet regulatory requirements.

Sales and Marketing

Our sales teams are located throughout the world and are organized within their respective business lines to align with our customers by industry and workflow. We also conduct regular customer surveys to understand both current customer satisfaction levels and potential opportunities for improvement, which we then use to provide additional direction to sales and marketing about key areas of focus.

Our marketing organization defines our marketing strategy and drives operational execution. A primary focus for marketing strategy is to empower IHS Markit brand awareness, revenue acceleration, and market leadership across our key industries and workflows for all products and services globally. Functionally, this includes corporate marketing, product marketing, and field marketing.

Competition

We believe the principal competitive factors in our business include the following:

•	Depth, breadth, timeliness, and accuracy of information provided
•Quality of decision-support tools and services
•Quality and relevance of our analysis and insight
•Ease of use
•Customer support
•Value for price

We believe that we compete favorably on each of these factors. Although we face competition in specific industries and with respect to specific offerings, we do not believe that we have a direct competitor across all of our workflows and industry solutions due to the depth and breadth of our offerings. Competitors within specific industries or with respect to specific offerings are described below.

•	Resources. Our Energy and Chemical offerings compete primarily with offerings from Verisk, Drilling Information, GeoScout, Platts (PIRA), Reed Elsevier, and Nexant.

•
Transportation. In the Automotive market, we primarily compete with offerings from LMC Automotive, Urban Science, and Experian and, with respect to vehicle history reports, principally with Experian and various other providers approved by the National Motor Vehicle Title Information System of the United States Department of Justice. In Maritime & Trade markets, we primarily compete with offerings from Informa plc. In AD&S markets, we primarily compete with offerings from Forecast International and TEGNA.

•
CMS. Our Product Design offerings primarily compete with offerings of SAI Global, Thomson Reuters, Thomas Publishing, and the standards developing organizations (SDOs), among others. Our electronics design offerings primarily compete with offerings from Arrow Electronics and parts manufacturers and distributors. Our Technology,

Media & Telecom offerings compete principally with offerings from Gartner, and our ECR offerings compete primarily with offerings from the Economist Group and Oxford Economics.

•
Financial Services. Our Information offerings primarily compete with offerings of Bloomberg, FactSet, IntercontinentalExchange, and Thomson Reuters. Our Processing products and services primarily compete with Bloomberg, IntercontinentalExchange, Traiana, and Thomson Reuters. Our Solutions offerings primarily compete with firms such as BlackRock, Bloomberg, IBM Algorithmics, Thomson Reuters, and global accounting and consulting firms.

Government Contracts

We sell our products to various government agencies and entities. No individual contract is significant to our business. Although some of our government contracts are subject to terms that would allow renegotiation of profits or termination at the election of the government, we believe that no renegotiation or termination of any individual contract or subcontract at the election of the government would have a material adverse effect on our financial results.

Intellectual Property

We rely heavily on intellectual property, including the intellectual property we own and license. We regard our trademarks, copyrights, licenses, and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, customers, channel and strategic partners, and others, to protect our rights. In addition, we exercise reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violation or misuse.

We use intellectual property licensed from third parties, including SDOs, government agencies, public sources, market data providers, financial institutions, and manufacturers, as a component of our offerings and, in many cases, it cannot be independently replaced or recreated by us or others. We have longstanding relationships with most of the third parties from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years, unless renewed, although we have longer licenses with some of those third parties, particularly in the Financial Services segment.

We maintain registered trademarks and service marks in jurisdictions around the world. In addition, we have obtained patents and applied for patents in the United States, primarily related to our software portfolio, including our Kingdom and Goldfire products. For more information relating to our intellectual property rights, see "Risk Factors - We may not be able to protect intellectual property rights."

Employees

As of November 30, 2016, we had more than 12,500 employees located in 35 countries around the world.

Seasonality

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, was held in the first quarter of 2016 and will be held in the second quarter of 2017. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2015 and the next release will be in the third quarter of 2017.

Financial Information about Segments

See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19" in Part II of this Form 10-K for information with respect to each segment's revenues, profits, and total assets and for information with respect to our revenues and long-lived assets for the U.S., U.K., and the rest of the world in aggregate. See also "Risk Factors - Our international operations are subject to risks relating to worldwide operations."

Available Information

IHS Markit files annual, quarterly, and current reports, and other information with the SEC. You may read and copy any documents we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including IHS Markit) file electronically with the SEC. The SEC’s website is www.sec.gov.

The Company makes available, free of charge through our website, www.ihsmarkit.com, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our proxy statement, Current Reports on Form 8-K, and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.

Our Amended and Restated Bye-laws, Corporate Governance Guidelines, Audit Committee Charter, Risk Committee Charter, Human Resources Committee Charter, Nominating and Governance Committee Charter, Business Code of Conduct, and Code of Conduct Hotline Policy are available on our website, www.ihsmarkit.com, in the Investor Relations section, or upon request. Copies of each of these documents are also available, without charge, from IHS Markit Investor Relations and Corporate Communications, 15 Inverness Way East, Englewood, CO 80112 or by calling (303) 790-0600.

Item 1A. Risk Factors

In addition to the other information provided in this Form 10-K, you should carefully consider the risks described in this section. The risks described below are not the only risks that could adversely affect our business; other risks currently deemed immaterial or additional risks not currently known to us could also adversely affect us. These and other factors could have a material adverse effect on the value of your investment in our securities, meaning that you could lose all or part of your investment.

Note that this section includes forward-looking statements and future expectations as of the date of this Form 10-K. This discussion of Risk Factors should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II of this Form 10-K.

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

We operate in competitive markets, which may adversely affect our market share and financial results.

While we do not believe that we have a direct competitor across all of our workflows and industry solutions, we face competition in specific industries and with respect to specific offerings, including by smaller competitors which may be able to adopt new or emerging technologies to address customer requirements more quickly than we can. We may also face competition from organizations and businesses that have not traditionally competed with us but that could adapt their products and services or utilize significant financial and information-gathering resources, recognized brands, or technological expertise to begin competing with us. We believe that competitors are continuously enhancing their products and services, developing new products and services, investing in technology and acquiring new businesses to better serve the needs of their existing customers and to attract new customers. Increased competition could require us to make additional capital investments. Some of our competitors may also choose to sell products competitive with ours at lower prices, which may require us to reduce the prices of our offerings. An increase in our capital investments or price reductions by our competitors could negatively impact our margins and results of operations.

Achieving our growth and profitability objectives may prove unsuccessful.

We seek to achieve our growth objectives by enhancing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, cross-selling our products across our existing customer base and acquiring new customers, entering into strategic partnerships, acquisitions, and by implementing operational efficiency initiatives. If we are unable to successfully execute on our strategies to achieve our growth objectives or drive operational efficiencies, or if we experience higher than expected operating costs that cannot be adjusted accordingly, our growth and profitability rates could be adversely affected. An additional factor that may adversely affect our growth rates is continued global economic uncertainty, particularly in our energy and financial end markets. Our resources and financial markets segments in particular may continue to be adversely affected by industry dynamics, including decisions on the part of our customers to defer capital spending in uncertain economic environments.

If we are unable to develop successful new products and services or adapt to rapidly changing technology, our business could suffer serious harm.

The information services industry is characterized by rapidly changing technology, evolving industry standards and changing regulatory requirements. Our growth and success depend upon our ability to enhance our existing products and services and to develop and introduce new products and services to keep pace with such changes and developments and to meet changing customer needs. The process of developing our products and services is complex and may become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Current areas of significant technological change include mobility, cloud-based computing, blockchain and the processing and analyzing of large amounts of data. We may find it difficult or costly to update our services and software and to develop new products and services quickly enough to work effectively with new or changed technologies and regulations, to keep the pace with evolving industry standards or to meet our customers’ needs. If we are unable to develop new products or services, or to successfully enhance or update existing products and services, we may not be able to grow our business as quickly as we anticipate.

We could experience system failures or capacity constraints that could negatively impact our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of complex systems, relying on people, processes, and technology to function effectively. Most of our products and services are delivered electronically, and our customers rely on our ability to process and deliver substantial quantities of information and other services on computer-based networks. Some elements of these systems have been outsourced to third-party providers, including critical data inputs received from third-party suppliers. Some of our systems have been consolidated for the purpose of enhancing scalability and efficiency, which increases our dependency on a smaller number of systems. Any failure of, or significant interruption, delay or disruption to, or security breaches affecting, our systems could result in: disruption to our operations; significant expense to repair, replace or remediate systems, equipment or facilities; a loss of customers; legal or regulatory claims, proceedings or fines; damage to our reputation; and harm to our business. System interruption, failures or security breaches could result from a wide variety of causes, including: human error, natural disasters, infrastructure or network failures (including failures at third-party data centers), disruptions to the internet, increased government regulation straining systems, malicious attacks or cyber incidents such as unauthorized access, loss or destruction of data (including confidential and/or personal customer information), account takeovers, computer viruses or other malicious code, and the loss or failure of systems over which we have no control. In addition, significant growth of our customer base or increases in the number of products or services or in the speed at which we are required to provide products and services may also strain our systems in the future. We may also face significant increases in our use of power and data storage and may experience a shortage of capacity and increased costs associated with such usage. Any of the above factors could individually or in the aggregate adversely affect our business, and our insurance may not be adequate to compensate us for all failures, interruptions, delays, disruptions or security breaches.

Design defects, errors, failures or delays associated with our products or services could negatively impact our business.

Despite testing, software, products and services that we develop, license or distribute may contain errors or defects when first released or when major new updates or enhancements are released that cause the product or service to operate incorrectly or less effectively. Many of our products and services also rely on data and services provided by third-party providers over which we have no control and may be provided to us with defects, errors or failures. We may also experience delays while developing and introducing new products and services for various reasons, such as difficulties in licensing data inputs or adapting to particular operating environments. Defects, errors or delays in our products or services that are significant, or are perceived to be significant, could result in rejection or delay in market acceptance, damage to our reputation, loss of revenue, a lower rate of license renewals or upgrades, diversion of development resources, product liability claims or regulatory actions, or increases in service and support costs. We may also need to expend significant capital resources to eliminate or work around defects, errors, failures or delays. In each of these ways, our business, financial condition or results of operations could be materially adversely impacted.

We depend on externally obtained content and services to support our offerings, and the inability to continue to obtain access could prove harmful to our business.

We obtain data from a wide variety of external sources that we transform into critical information and analytics and use to create integrated solutions for our customers. Many of our offerings include content and information that is either purchased or licensed from third parties, or obtained using independent contractors. In addition, we often rely on third-party dealers to sell or distribute some of our offerings, such as in locations where we do not maintain a sales office or sales teams or methods of distribution we do not have direct access to.

For instance, our industry standards offerings that are part of our Product Design workflow rely on information licensed from standards developing organizations, and many of our financial institution customers provide us with data which is a critical input for many of our Financial Services offerings. We believe that the content licensed from many of these third parties cannot be obtained from alternate sources on favorable terms, if at all.

Our license agreements with these third parties are often nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties compete with one another and with us, including by providing data to our competitors, which may cause them to reduce their willingness to supply data and content that are important to our products and services. We could also become subject to legislative, regulatory, judicial or contractual restrictions on the use of data, such as if such data is not collected by the third parties in a way which allows us to process the data or use it legally. We are also limited in our ability to monitor and direct the activities of our independent contractors, but if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could lose access to the data they collect, as well as be subject to litigation, regulatory sanctions, or reputational damage. If we lose access to, or are restricted in receiving, a significant number of data sources and cannot replace the data through alternative sources or we are unable to obtain information licensed to us consistently or at cost-effective prices, specific products, services and customer solutions may be impacted and our business, reputation, financial condition, operating results and cash flow could be materially adversely affected.

Our relationships with third-party service providers may not be successful or may change, which could adversely affect our results of operations.

We have commercial relationships with third-party service providers whose capabilities complement our own, for integral services, software and technologies. Many of our products and services are developed using third-party service providers’ data or services, or are made available to our customers or are integrated for our customers’ use through integral infrastructure, information and technology solutions provided by such third-party service providers. For example, we outsource certain data hosting functions, as well as certain functions involving our data transformation process, to business partners who we believe offer us deep expertise in these areas, as well as scalability and cost effective services. In some cases, these providers are also our competitors or may in the future become our competitors as we expand our product and service offerings, which could impact our relationships.

The priorities and objectives of these providers may differ from ours, which may make us vulnerable to changes or terminations of our commercial relationships and could reduce our access over time to information and technology. We have little control over these third-party providers, which increases our vulnerability to errors, failures, interruptions or disruptions or problems with their services or technologies. We also face risks that one or more service providers may perform work that deviates from our standards or that we may not be able to adequately protect our intellectual property.

Any errors, failures to perform, interruptions, delays or terminations of service experienced in connection with these third-party providers, or if we do not obtain the expected benefits from our relationships with third-party service providers, we may be less competitive, our products and services may be negatively affected, and our results of operations could be adversely impacted.

Fraudulent or unpermitted data access and other security or privacy breaches may negatively impact our business and harm our reputation.

Many of our products and services involve the storage and transmission of proprietary information and sensitive or confidential data. Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. Our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. Third-party contractors and service providers also may experience security or privacy breaches involving the storage, transmission and distribution of proprietary information, including products and services provided to third parties under embargo prior to official release by us. Cybersecurity threats are evolving and include malicious software, attempts to gain unauthorized access to data, information security breaches, or employee or contractor error or malfeasance. Such threats could lead to disruptions in systems, unauthorized release or destruction of confidential or otherwise protected information and corruption of data.

We rely on a system of internal processes and software controls along with policies, procedures and training to protect the confidentiality of information. If users gain improper access to our facilities, systems or networks, or those of our contractors or service providers, they may be able to steal, publish, delete or modify information included in our products and services or confidential or sensitive customer information that is stored or transmitted on such systems and networks. Any misappropriation and/or misuse of our information, whether inadvertent or deliberate, could result in us, among other things, being in breach of the terms of our agreements and of certain data protection and related legislation, including regulations relating to the privacy of personal or payment card information. Similarly, if any embargoed data is inadvertently disclosed or deliberately misused prior to our authorization, customers and financial markets could be negatively affected, and any resulting need to change our procedures around the provision of embargoed data to any third parties may diminish the value of such offerings.

A security or privacy breach may affect us in the following ways:

•deterring customers from using our products or services;
•deterring data suppliers from supplying data to us;
•harming our reputation;
•exposing us to liability;
•disclosing valuable trade secrets, know-how, or other confidential information;
•increasing expenses to correct problems caused by the breach and to prevent future breaches of a similar nature;
•affecting our ability to meet customers’ expectations; or
•causing inquiry or penalization from governmental authorities.

Incidents in which customer data has been fraudulently or improperly acquired or viewed, or any other security or privacy breaches, may occur and could go undetected. We have experienced security breaches, unauthorized disclosures and cybersecurity attacks, as have many of our customers, contractors and service providers. While prior cybersecurity attacks have not had a material adverse effect on our financial results, we have taken and are taking reasonable steps to prevent future events, including implementation of system security measures, information back-up and disaster recovery processes. However, these steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

Some of the critical information we use in our offerings is publicly available in raw form at little or no cost.

The internet, widespread availability of sophisticated search engines, pervasive wireless data delivery and public sources of free or relatively inexpensive information and solutions have simplified the process of locating, gathering, and disseminating data, potentially diminishing the perceived value of our offerings. While we believe our offerings are distinguished by such factors as currency, accuracy and completeness, and our analysis and other added value, our customers could choose to obtain the information and solutions they need from public, regulatory, governmental or other sources. To the extent that customers become more self-sufficient, demand for our offerings may be reduced, and our business, financial condition, and results of operations could be adversely affected.

Our use of open source software could result in litigation or impose unanticipated restrictions on our ability to commercialize our products and services.

We use open source software in our technology, most often as small components within a larger product or service. Open source code is also contained in some third-party software we rely on. The terms of many open source licenses are ambiguous and have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products and services, license the software on unfavorable terms, require us to re-engineer our products and services or take other remedial actions, any of which could have a material adverse effect on our business. We could also be subject to suits by parties claiming breach of the terms of licenses, which could be costly for us to defend.

Our brand and reputation are key assets and competitive advantages of our company and our business may be affected by how we are perceived in the marketplace.

Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. We enter into redistribution arrangements that allow other firms to represent certain of our products and services. Reputational damage from negative perceptions or publicity could damage our reputation with customers, prospects, and the public generally. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.

Cost-cutting pressures and consolidation in our customer markets could lower demand for our products and services.

Our customers are focused on controlling or reducing spending as a result of the continued financial challenges and market uncertainty many of them face. Customers within the financial services, shipping and energy industries in particular strive to reduce their operating costs, and may use strategies that result in a reduction in their spending on our products and service, such as by consolidating their spending with fewer or lower cost vendors or by internally developing products, services and functionality. In addition, mergers or consolidations among our customers could reduce the number of our customers and potential customers, which could cause them to discontinue or reduce their use of our products and services. All such developments could materially and adversely affect our business, financial condition, operating results and cash flow.

Declining activity levels in our core end markets, or weak or declining financial performance of companies in our end markets, could lower demand for certain of our products and services.

Many of our products and services are dependent upon the robustness of the core end markets in which we operate, as well as the financial health of the participants in those markets and the general economy. In addition, a proportion of our revenue in our Financial Services segment is variable and depends upon transaction volumes, investment levels, or the number of positions we value. Unfavorable or uncertain economic conditions or lower activity levels in the end markets in which we operate could result in cancellations, reductions, or delays for our products and services and have a material adverse effect on our financial condition or results of operations.

Some of our products and services typically face long selling cycles to secure new contracts, which require significant resource commitments and result in long lead times before we receive revenue.

For certain new products and services, and especially for complex products and services, we often face long selling cycles to secure new contracts and customers and there can be a long preparation period before we commence providing products and services. For instance, some of our Financial Markets products and services can require active engagement with potential customers and can take 12 months or more to reach deal closure. Some products’ success is also dependent on building a network of users, and may not be profitable while such a network is developing. We can incur significant business development expenses during the selling cycle and we may not succeed in winning a new customer’s business, in which case we receive no revenue and may receive no reimbursement for such expenses. Selling cycle periods have historically lengthened and could lengthen further, causing us to incur even higher business development expenses with no guarantee of winning a new customer’s business. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in obtaining contractual commitments after the selling cycle or in maintaining contractual commitments after the implementation cycle, and our business, financial condition, and results of operations could be adversely affected.

The loss of, or the inability to attract and retain, key personnel could impair our future success.

Our future success depends to a large extent on the continued service of our employees, including our experts in research and analysis and other areas, as well as colleagues in sales, marketing, product development, critical operational roles, and management, including our executive officers. We do not carry any “key person” insurance policies that could offset potential loss of service under applicable circumstances. We must maintain our ability to attract, motivate, compensate and retain highly qualified colleagues in order to support our customers and achieve business results. The loss of the services of key personnel and our inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, financial condition, and operating results.

If we are unable to consistently renew and enter into new subscriptions for our offerings, our results could weaken.

The majority of our revenue is recurring, typically based on subscription agreement to our offerings. In 2016, approximately 82 percent of our revenues were recurring fixed and recurring variable revenues. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription base and to enter into new subscription arrangements at acceptable prices and other commercially acceptable terms. Failure to meet one or more of these subscription objectives could have a material adverse effect on our business, financial condition, and operating results.

Changes in the legislative, regulatory, and commercial environments in which we operate may adversely impact our ability to collect, compile, use, and publish data, subject us to increased regulation of our products and services or prevent us from offering certain products or service, decrease demand for our products and services and impact our financial results.

Our customers rely on many of our products and services to meet their operational, regulatory or compliance needs. All our financial industry customers, in particular, operate within a highly regulated environment and must comply with governmental and quasi-governmental legislation, regulations, directives and standards. In addition, certain types of information we collect, compile, use, and publish, including offerings in our IHS Markit Automotive and CARFAX businesses, are subject to regulation by governmental authorities in jurisdictions in which we operate.

Over the past few years, the United States, the European Union and other jurisdictions have introduced new legislation and regulation of financial markets, such as The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in the United States and the European Market Infrastructure Regulation (“EMIR”), the new Markets in Financial Instruments Directive (“MiFID II”) and the Markets in Financial Instruments Regulation (“MiFIR”) in the European Union. In addition, there is increasing focus among certain advocates and government regulators regarding marketing and privacy matters, particularly as they relate to individual privacy interests. These concerns may result in new or amended laws and regulations, including with respect to the collection, compilation, use, and publication of information and consumer privacy. Similarly, new rules promulgated by the U.S. Securities and Exchange Commission (“SEC”), U.S. Commodity Futures Trading Commission (the “CFTC”) and the International Organization of Securities Commissions (“IOSCO”) and other governmental and quasi-governmental organizations may also affect demand, structure and regulation of the products and services we offer to the financial services industry, such as benchmark administration, intermediating and clearing services, and offerings in which we function as a “third-party service provider.” It is also possible that we could be prohibited or constrained from collecting or disseminating certain types of data or from providing certain products or services. Uncertainty caused by political change in the United States and European Union (particularly Brexit) heightens regulatory uncertainty in these areas. New legislation, or a significant change in rules, regulations, directives or standards could result in some of our products and services becoming obsolete or prohibited, reduce demand for our products and services, increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to litigation related to content we make available to customers and we may face legal liability or damage to our reputation if our customers are not satisfied with our offerings or if our offerings are misused.

We are significantly dependent on data, technologies and business methods, as well as the intellectual property rights related to them, both with respect to licensing and delivering intellectual property to our customers and obtaining intellectual property from our suppliers.

We may face potential liability for, among other things, breach of contract, defamation, libel, fraud or negligence, with respect to the use of our offerings by our customers, particularly if the information in our offerings was incorrect for any reason, or if it were misused or used inappropriately. In addition, companies in our industry have increasingly pursued patent and other intellectual property protection for their data, technologies and business methods. As we do not actively monitor third-party intellectual property, if any of our data, technologies or business methods are covered or become covered by third-party intellectual property protection and used without license or if we misuse data, technologies or business methods outside the terms of our licenses, we may be subject to claims or threats of infringement, misappropriation or other violation of intellectual property rights, or have the use of our data, technologies and business methods otherwise challenged. We have also in the past been, and may in the future be, called upon to defend partners, customers, suppliers or distributors against such third-party claims under indemnification clauses in our agreements.

Responding to such claims or threats, regardless of merit, can consume valuable time and resources, result in costly or unfavorable litigation or settlements that could exceed the limits of applicable insurance coverage, delay operations of our business, require redesign of our products and services, or require new royalty and licensing agreements. It could also damage our reputation for any reason which could adversely affect our ability to attract and retain customers, employees, and information suppliers. Any such factors could have a material adverse effect on our financial condition or results of operations.

We may not be able to protect our intellectual property rights and confidential information.

Our success depends in part on our proprietary technology, processes, methodologies and information. We rely on a combination of copyright, trademark, trade secret, patent and other intellectual property laws and nondisclosure, license, assignment and confidentiality arrangements to establish, maintain and protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, we cannot assure you that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to prevent unauthorized use, misappropriation, or theft of our intellectual property. Intellectual property laws in various jurisdictions in which we operate are also subject to change at any time and could further restrict our ability to protect our intellectual property and proprietary rights. In particular, a portion of our revenues are derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. We may also not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation or other proceedings and we may not ultimately prevail. Any failure to establish, maintain or protect our intellectual property or proprietary rights could have a material adverse effect on our business, financial condition or results of operations.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.

Our ability to comply with applicable complex and changing laws and rules is largely dependent on our establishment and maintenance of compliance, surveillance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. In addition, some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. In case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and proceedings that may be very expensive to defend and may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. Further, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to operate, expand and enhance our products and services as necessary to remain competitive and grow our business, which could materially and adversely affect our business, financial condition and results of operations.

The U.K. electorate voted in favor of a U.K. exit from the E.U. in a referendum, which could adversely impact our business, results of operations and financial condition.

The U.K. Government held an in-or-out referendum on the United Kingdom’s membership of the European Union in June 2016, which resulted in the electorate voting in favor of a U.K. exit from the E.U. (Brexit). A process of negotiation will now determine the future terms of the United Kingdom’s relationship with the European Union. We are headquartered and tax domiciled in the UK and conduct business in Europe primarily through our U.K. subsidiaries. Depending on the terms of Brexit, we could face new regulatory costs and challenges. For instance, the United Kingdom could lose access to the single E.U. market and to the global trade deals negotiated by the European Union on behalf of its members, and we may be required to move certain operations to other European Union members to maintain such access. A decline in trade could affect the attractiveness of the United Kingdom as a global investment center and, as a result, could have a detrimental impact on U.K. growth. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the Pound Sterling and the U.K. economy. Changes to U.K. immigration policy could likewise occur as a result of Brexit. Although the United Kingdom would likely retain its diverse pool of talent, London’s role as a global financial center may decline, particularly if financial institutions shift their operations to the European Union and the E.U. financial services passport is not maintained. Any adjustments we make to our business and operations as of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Our international operations are subject to exchange rate fluctuations.

We operate in many countries around the world and a significant part of our revenue comes from international sales. In 2016, we generated approximately 40 percent of our revenues from sales outside the United States. Approximately 20 percent of our revenue is transacted in currencies other than the U.S. dollar. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the British Pound, the Canadian Dollar, the Indian rupee and the Euro. As we continue to leverage our global delivery model, more of our expenses will likely be incurred in currencies other than those in which we bill for the related products and services. An increase in the value of certain currencies against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in other currencies. We expect foreign currency to negatively impact our revenue growth in 2017.

Our international operations are subject to risks relating to worldwide operations.

Operating in many jurisdictions around the world, we may be affected by numerous, and sometimes conflicting, legal and regulatory regimes, including: changes in tax rates and tax laws or their interpretation, including changes related to tax holidays or tax incentives; trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing local operations. We must also manage: difficulties in penetrating new markets because of established and entrenched competitors, uncertainties of obtaining data and creating products and services that are relevant to particular geographic markets; lack of recognition of our brands, products or services, unavailability of joint venture partners or local companies for acquisition, restrictions or limitations on outsourcing contracts or services abroad, differing levels of data privacy and intellectual property protection in various jurisdictions; potential adverse tax consequences on the repatriation of funds and from taxation reform affecting multinational companies and exposure to adverse government action in countries where we may conduct reporting activities. Because of the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Compliance with diverse legal and regulatory requirements is costly, time-consuming and requires significant resources. Violations could result in significant fines or monetary damages, criminal sanctions, prohibitions or restrictions on doing business and damage to our reputation.

In addition, as we operate our business around the world, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption laws or regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010. We have developed and instituted a corporate compliance program which includes, among other things, employee training and the creation of appropriate policies defining employee behavior that mandate adherence to laws. While we implement policies and procedures intended to promote and facilitate compliance with all applicable laws, our employees, contractors, and agents, as well as those independent companies to which we outsource certain business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could subject us to criminal or civil enforcement actions or otherwise have an adverse effect on our business and reputation. Our inability to manage some or all of these risks of operating a global business could have a material adverse effect on our business, financial condition, and operating results.

International hostilities, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions could prevent us from effectively serving our customers and thus adversely affect our results of operations.

Acts of terrorist violence, cyber-terrorism, political unrest, armed regional and international hostilities and international responses to these hostilities, natural disasters, including hurricanes or floods, global health risks or pandemics or the threat of or perceived potential for these events could have a negative impact on us. These events could adversely affect our customers’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party service providers or customers. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver products and services to our customers. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at our facilities or otherwise, could also adversely affect our ability to serve our customers. We may be unable to protect our employees, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our customers, our results of operations could be adversely affected.

If we are unable to successfully identify acquisitions, strategic investments, partnerships or alliances or we experience integration or other risks resulting from our acquisitions, strategic investments, partnerships or alliances, our financial results may be adversely affected.

As we continue pursuing selective acquisitions, strategic investments, partnerships or alliances with third parties to support our business and growth strategy, we seek to be disciplined, and there can be no assurance that we will be able to identify suitable acquisition, strategic investment, partnership or alliance candidates on favorable terms, if at all. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions, strategic investments, partnerships and alliances depends in part upon our ability to effectively integrate the offerings, technology, sales, administrative functions, and personnel of these businesses into our business. We cannot assure you that we will be successful in integrating acquired businesses, strategic investments, partnerships or alliances or that they will perform at the levels we anticipate. In addition, our past and future strategic acquisitions, partnerships and alliances may subject us to unanticipated risks or liabilities or disrupt our operations.

We may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, our ability to combine the legacy businesses of IHS and Markit in a manner that realizes anticipated synergies and exceeds the projected stand-alone cost savings and revenue growth trends identified by us. We expect to benefit from cost synergies driven by integrating corporate functions, reducing technology spending by optimizing IT infrastructure, using centers of excellence in cost-competitive locations and optimizing real estate and other costs, as well as greater tax efficiencies from global management and global cash movement. We may also enjoy revenue synergies, including product and service cross-selling, a more diversified and expanded product offering and balance across geographic regions.

However, we must successfully combine the legacy businesses of IHS and Markit in a manner that permits these cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies in a timely manner and without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, or the cost to achieve these synergies is greater than expected, we may not realize fully, or at all, the anticipated benefits of the Merger, or it may take longer to realize the benefits than expected.

A variety of factors may adversely affect our ability to realize the currently expected operating synergies, savings and other benefits of the Merger, including the failure to successfully optimize our facilities footprint, the inability to leverage existing customer relationships, the failure to identify and eliminate duplicative programs, the failure to otherwise integrate the legacy businesses of IHS and Markit, unforeseen increased expenses associated with the Merger and possible adverse tax consequences pursuant to changes in applicable tax laws, regulations or other administrative guidance.

We may encounter significant difficulties in combining the legacy IHS and Markit businesses.

The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to combining the business practices and operations of the legacy IHS and Markit businesses. This process may disrupt the businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect our results of operations. The overall combination of legacy IHS and Markit businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;

•	difficulties in integrating operations and systems and maintaining institutional knowledge and procedures;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in attracting and retaining key personnel;

•	challenges in keeping existing customers and obtaining new customers;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	unanticipated transaction and integration expenses;

•	difficulties in managing the expanded operations of a significantly larger and more complex and geographically diverse company;

•	contingent liabilities (including contingent tax liabilities) that are larger than expected; and

•
potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger, including possible adverse tax consequences to the combined company pursuant to changes in applicable tax laws or regulations.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company.

Our indebtedness could adversely affect our business, financial condition, and results of operations.

Our indebtedness could have significant consequences on our future operations, including:

•	making it more difficult for us to satisfy our indebtedness obligations and our other ongoing business obligations, which may result in defaults;

•
events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;

•	sensitivity to interest rate increases on our variable rate outstanding indebtedness, which could cause our debt service obligations to increase significantly;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy;

•	placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our indebtedness obligations and to fund other liquidity needs. We may incur substantial additional indebtedness, including secured indebtedness, for many reasons, including to fund acquisitions. If we add additional indebtedness or other liabilities, the related risks that we face could intensify.

The price of our common shares may be volatile and may be affected by market conditions beyond our control.

Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control. Market fluctuations could result in volatility in the price of our common shares, one possible outcome of which could be a decline in the value of your investment. In addition, if our operating results fail to meet the expectations of stock analysts or investors, or if we are perceived by the market to suffer material business or reputational damage, we may experience a significant decline in the trading price of our common shares.

Sales of substantial amounts of our common shares in the public market, or the perception that these sales may occur, could cause the market price of our shares to decline.

Sales of substantial amounts of our common shares in the public market, or the perception that these sales may occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We have entered into a registration rights and lock-up agreement with certain of our shareholders. Following the expiration of the lock-up periods set forth in that agreement, these shareholders will have the right to demand that we file a registration statement covering the offer and sale of their securities under the Securities Act, for as long as each holds unregistered securities. Sales of common shares by these or any other shareholders, including through the exercise of options and the sale of shares by our employees, could have a material adverse effect on the trading price of our common shares. In addition, in February 2016, General Atlantic entered into a loan agreement pursuant to which it pledged 23,275,970 of our common shares to secure a $170.0 million loan. If General Atlantic were to default on its obligations under the loan and not timely post additional collateral, the lender would have the right to sell shares to satisfy General Atlantic’s obligation. We cannot predict the effect, if any, that future sales and issuances of shares would have on the market price of our common shares.

The U.S. Internal Revenue Service (the “IRS”) may not agree that, after the Merger, IHS Markit should be treated as a foreign corporation for U.S. federal income tax purposes, and/or that we are not subject to certain other adverse U.S. federal income tax laws relating to certain transactions that we may undertake in the future. In addition, future changes to U.S. tax laws could adversely affect us.

Although IHS Markit is incorporated in Bermuda and is and has been treated as tax resident in the United Kingdom, the IRS may assert that IHS Markit should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Code (referred to as “Section 7874”). Section 7874 provides that if, following an acquisition of a U.S. corporation by a non-U.S. corporation, at least 80% of the acquiring non-U.S. corporation’s stock (by vote or value) is considered to be held by former shareholders of the U.S. corporation by reason of holding stock of such U.S. corporation (such percentage referred to as the “ownership percentage” and such test referred to as the “ownership test”) and the “expanded affiliated group” which includes the acquiring non-U.S. corporation does not have substantial business activities in the country in which the acquiring non-U.S. corporation is created or organized, then the non-U.S. corporation would be treated as a U.S. corporation for U.S. federal income tax purposes even though it is a corporation created and organized outside the United States.

Moreover, if the ownership percentage is 60% or more (but less than 80%), the acquired U.S. corporation and its U.S. affiliates could be prohibited from using foreign tax credits or other attributes to offset the income or gain recognized by reason of the transfer of property to a foreign related person or any income received or accrued by reason of a license of any property by the acquired U.S. corporation to a foreign related person. In addition, in such case, a combined company may have a limited ability to integrate certain of its non-U.S. operations or access cash earned by the acquired U.S. corporation’s non-U.S. subsidiaries, in each case without incurring substantial U.S. tax liabilities.

We believe that, based on current law, Section 7874 did not to apply to us after the Merger because the former IHS stockholders held, for purposes of the relevant Section 7874 rules, less than 60% of our common shares (by vote and value) after the Merger by reason of holding IHS common stock. However, there is limited guidance regarding the application of Section 7874, and there can be no assurance that the IRS will agree with the position that the former IHS stockholders will be treated as holding less than 60% of our common shares (by vote and value) after the Merger by reason of holding IHS common stock for purposes of the ownership test. Further, a subsequent change in law might cause IHS stockholders to be treated as owning either 60% or more, or 80% or more, of our common shares after the Merger for U.S. federal income tax purposes, including with retroactive effect to the date of the Merger.

If IHS stockholders were treated as having acquired 80% of our common shares for U.S. federal income tax purposes, IHS Markit would be treated as a U.S. corporation for U.S. federal income tax purposes, and we could be liable for substantial additional U.S. federal income tax on its operations and income following the closing of the Merger. Additionally, non-U.S. shareholders would be subject to U.S. withholding tax on the gross amount of any dividends we pay to such shareholders. If IHS stockholders were treated as having acquired 60% or more (but less than 80%) of our common shares for U.S. federal income tax purposes, while IHS Markit would not be treated as a U.S. corporation for U.S. federal income tax purposes, we could be subject to the other adverse tax consequences described above.

Finally, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as would cause IHS Markit to be treated as a U.S. corporation if the management and control of IHS Markit and its affiliates were determined to be located primarily in the United States, or would reduce the ownership percentage at or above which IHS Markit would be treated as a U.S. corporation. Thus, the rules under Section 7874 and other relevant provisions of U.S. tax law could change on a prospective or retroactive basis in a manner that could adversely affect us.

Audits, investigations and tax proceedings could have a material adverse effect on our results of operations and financial condition.

We are subject to direct and indirect taxes in numerous jurisdictions. We calculate and provide for such taxes in each tax jurisdiction in which we operate. The amount of tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of tax laws, but tax accounting often involves complex matters and judgment is required in determining our worldwide provision for taxes and other tax liabilities. Although we believe that we have complied with all applicable tax laws, we have been and expect to continue to be subject to ongoing tax audits in various jurisdictions, and tax authorities have disagreed, and may in the future disagree, with some of our interpretations of applicable tax law. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provisions. However, our judgments may not be sustained on completion of these audits, and the amounts ultimately paid could be different from the amounts previously recorded, which may have a material adverse effect on our results of operations and financial condition.

Future changes in tax laws, including in the rates of taxation, could have a material adverse effect on our results of operations and financial condition.

Our tax liabilities and effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax laws, including tax rates, in the jurisdictions in which we operate may change as a result of macroeconomic, political or other factors, and such changes could have a negative impact on our profitability. For example, the U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting.” The G20 finance ministers have endorsed a comprehensive plan set forth by the OECD to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the United States, the United Kingdom, and other countries in which we operate could change on a prospective or retroactive basis, and any such changes could adversely affect us. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, may be unpredictable, particularly in less developed markets, and could become more stringent, which could materially adversely affect our tax position. Any of these occurrences could have a material adverse effect on our results of operations and financial condition.

Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our common shares, including enforcing judgments against us or our directors and executive officers.

We are organized under the laws of Bermuda, as a Bermuda exempted company. As a result, our corporate affairs and the rights of holders of our common shares are governed by Bermuda law, including the Companies Act 1981 (the “Companies Act”), which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions are not available under Bermuda law. The circumstances in which derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our common shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. It is also doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions. Therefore, holders of our common shares may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.

We have anti-takeover provisions in our bye-laws that may discourage a change of control.

Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions provide for:

•	a classified board of directors with staggered three-year terms;

•	directors only to be removed for cause;

•	restrictions on the time period in which directors may be nominated;

•	our Board of Directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval; and

•	an affirmative vote of 66-2/3% of our voting shares for certain “business combination” transactions which have not been approved by our Board of Directors.

These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 137 locations around the world, comprised of 74 offices in the Americas (59 in the United States), 37 offices in Europe, the Middle East and Africa, and 26 offices in the Asia Pacific region. We own the buildings at three of our locations. All of our other facilities are leased with terms ranging from month-to-month at several locations to an expiration date in 2032 for one of our facilities. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings

See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15" in Part II of this Form 10-K for information about legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ under the symbol "INFO." Prior to the completion of the Merger, our common shares traded on the NASDAQ under the symbol "MRKT." The following table sets forth for the indicated periods the high and low sales prices per common share on the NASDAQ:

Fiscal Year 2016 Quarters Ended:	High	Low
February 29, 2016	$30.50	$26.01
May 31, 2016	35.77	27.52
August 31, 2016	37.50	30.38
November 30, 2016	37.85	34.13

Fiscal Year 2015 Quarters Ended:	High	Low
February 28, 2015	$27.39	$24.28
May 31, 2015	27.63	24.96
August 31, 2015	29.98	25.36
November 30, 2015	30.87	27.99

As of December 31, 2016, we had 111 holders of record of our common shares and approximately 45,000 beneficial holders of our common shares.

Our authorized share capital of $30 million consists of 3,000,000,000 common shares, par value $0.01 per share, and undesignated shares, par value $0.01 per share, that our Board of Directors is authorized to designate from time to time as common shares or as preference shares. As of November 30, 2016, no preference shares were issued and outstanding. The holders of our common shares are entitled to one vote per share.

Exchange Controls

Under Bermuda law, there are currently no restrictions on the export or import of capital, including foreign exchange controls or restrictions that affect the remittance of dividends, interest or other payments to non-resident holders of our common shares.

We have been designated by the Bermuda Monetary Authority as a non-resident for Bermuda exchange control purposes. This designation allows us to engage in transactions in currencies other than the Bermuda dollar, and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.

Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an exempted company, we may not carry on certain business in Bermuda without a license or consent granted by the Minister responsible for the Companies Act 1981.

Dividend Policy

We have not previously paid a dividend, and we do not anticipate paying any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchases during the three months ended November 30, 2016. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16" in Part II of this Form 10-K for information regarding our stock repurchase programs.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
September 1 - September 30, 2016:
Share repurchase programs (1)	2,595,563	$36.95	2,595,563	$1,490.3
Employee transactions (2)	1,731	$36.62	N/A	N/A
October 1 - October 31, 2016:
Share repurchase programs (1)	3,159,861	$36.99	3,159,861	$1,373.5
Employee transactions (2)	12,958	$36.99	N/A	N/A
November 1 - November 30, 2016:
Share repurchase programs (1)	3,546,943	$35.65	3,546,943	$1,247.0
Accelerated share repurchase program (3)	1,061,950	$32.48	1,061,950	N/A
Employee transactions (2)	96,544	$35.65	N/A	N/A
Total share repurchases	10,475,550	$36.06	10,364,317

(1) In February 2016, the Markit Board of Directors authorized a share repurchase program of up to $500 million of Markit common shares through February 28, 2018. This authorization continued in effect after completion of the Merger. Under this $500 million share repurchase program, management was authorized to repurchase, at its discretion, common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to the availability of common shares, share price, market conditions, alternative uses of capital, and applicable regulatory requirements. In August 2016, our Board of Directors modified this share repurchase program to terminate on September 29, 2016 and authorized a new share repurchase program (the August 2016 Repurchase Program) of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. The August 2016 Repurchase Program was further modified in January 2017 by our Board of Directors to increase its size to up to $2.25 billion of IHS Markit common shares and extend the program through May 31, 2018. The August 2016 Repurchase Program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the August 2016 Repurchase Program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.

(2) Amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. The IHS Board of Directors initially approved this program in 2006, and our Board of Directors reapproved the program in August 2016 in an effort to reduce the dilutive effects of employee equity grants. This program is separate and additional to the August 2016 Repurchase Program authorized by our Board as described in note (1).

(3) On December 7, 2015, we initiated an accelerated share repurchase (ASR) program to repurchase an aggregate of $200 million of common shares. Upon execution of the ASR program, we received an initial delivery of 5.095 million shares. At the completion of the program on November 30, 2016, we received an additional 1.062 million shares. The average price paid per share presented above reflects the average for the 6.157 million total shares repurchased through the ASR program.

Performance Graph

The following graph compares our total cumulative stockholder return with the Standard & Poor's Composite Stock Index (S&P 500) and a peer index representing the total price change of The Dun & Bradstreet Corporation; Equifax Inc.; FactSet Research Systems Inc.; Gartner, Inc.; Moody’s Corporation; MSCI Inc.; Nielsen Holdings N.V.; S&P Global Inc.; TransUnion; Thomson Reuters Corporation; and Verisk Analytics, Inc.

The graph assumes a $100 cash investment on June 9, 2014 (our first trading day as a public company) and the reinvestment of all dividends (which we did not pay). This graph is not indicative of future financial performance.

Comparison of Cumulative Total Return Among IHS Markit, S&P 500 Index, and Peer Group

TAXATION
The following sets forth material Bermuda and U.K. income tax consequences of owning and disposing of our common shares. It is based upon laws and relevant interpretations thereof as of the date of this Form 10-K, all of which are subject to change. This discussion does not address all possible tax consequences relating to an investment in our common shares, such as the tax consequences under U.S. federal, state, local, and other tax laws.
Bermuda Tax Considerations
At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty, or inheritance tax payable by us or by our shareholders in respect of our shares. We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to us or to any of our operations or to our shares, debentures, or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda.
United Kingdom Taxation
General

The following is a description of the material U.K. tax consequences of an investment in our common shares. It is intended only as a general guide to the position under current U.K. tax law and what is understood to be the current published practice of HMRC and may not apply to certain classes of investors, such as dealers in securities, persons who acquire (or are deemed to acquire) their securities by reason of an office or employment, insurance companies, and collective investment schemes. Rates of tax, thresholds, and allowances are given for the U.K. tax year 2016-17. Any person who is in doubt as to his tax position is strongly recommended to consult his own professional tax adviser. To the extent this description applies to U.K. resident and, if individuals, domiciled shareholders, it applies only to those shareholders who beneficially hold their shares as an investment (unless expressly stated otherwise). This description does not apply to shareholders to whom split year treatment applies.
The Company
It is the intention of the directors to conduct the affairs of IHS Markit Ltd. so that the central management and control of IHS Markit Ltd. is exercised in the United Kingdom such that IHS Markit Ltd. is treated as resident in the United Kingdom for U.K. tax purposes.
Taxation of dividends
Withholding tax
We will not be required to withhold U.K. tax at source on any dividends paid to shareholders in respect of our common shares.
U.K. resident shareholders
From April 6, 2016, individuals resident in the United Kingdom for taxation purposes will pay no tax on the first £5,000 of dividend income received in a tax year (the “nil rate amount”). The rates of income tax on dividends received above the nil rate amount for the 2016-17 tax year are: (a) 7.5 percent for dividends taxed in the basic rate band; (b) 32.5 percent for dividends taxed in the higher rate band; and (c) 38.1 percent for dividends taxed in the additional rate band. Dividend income that is within the nil rate amount counts towards an individual’s basic or higher rate limits. In calculating into which tax band any dividend income over the nil rate amount falls, dividend income is treated as the highest part of an individual’s income.
A U.K. resident shareholder who holds common shares in an individual savings account will be exempt from income tax on dividends in respect of such shares. Subject to certain exceptions, including for traders in securities and insurance companies, dividends paid by us and received by a corporate shareholder resident in the United Kingdom for tax purposes should be within the provisions set out in Part 9A of the Corporation Tax Act 2009 which exempt certain classes of dividend from corporation tax. Each shareholder’s position will depend on its own individual circumstances, although it would normally be expected that the dividends paid by us would fall into an exempt class and will not be subject to corporation tax.
Non-U.K. resident shareholders
Non-U.K. resident shareholders are not subject to tax (including withholding tax) in the United Kingdom on dividends received on our common shares unless they carry on a trade, profession, or vocation in the United Kingdom through a branch or agency (or, in the case of a non-U.K. resident corporate shareholder, a permanent establishment) to which the common shares are attributable.
Taxation of capital gains
U.K. resident shareholders
A disposal of common shares by an individual shareholder who is (at any time in the relevant U.K. tax year) resident in the United Kingdom for tax purposes, may give rise to a chargeable gain or an allowable loss for the purposes of U.K. taxation of chargeable gains, depending on the shareholder’s circumstances and subject to any allowable deductions and any available exemption or relief including the annual exempt amount (being £11,100 for 2016-17). Capital gains tax is charged on chargeable gains at a rate of 10 percent or 20 percent (or a combination of both rates) depending on whether the individual is a basic rate taxpayer or a higher or additional rate taxpayer.
For shareholders within the charge to U.K. corporation tax on chargeable gains in respect of the common shares, indexation allowance should generally be available to reduce the amount of any chargeable gain realized on a disposal of common shares (but not to create or increase any loss).
Non-resident shareholders
A shareholder who is not resident in the United Kingdom for tax purposes will not be subject to U.K. taxation of capital gains on the disposal or deemed disposal of common shares unless they carry on a trade, profession, or vocation in the United Kingdom through a branch or agency (or, in the case of a non-U.K. resident corporate shareholder, a permanent establishment) to which the common shares are attributable, in which case they will be subject to the same rules which apply to U.K. resident shareholders.
A shareholder who is an individual and who is temporarily resident for tax purposes outside the United Kingdom at the date of disposal of common shares may also be liable, on his return, to U.K. taxation of chargeable gains (subject to any available exemption or relief).
Stamp duty and stamp duty reserve tax (“SDRT”)
The statements below summarize the current law and are intended as a general guide only to stamp duty and SDRT. Special rules apply to agreements made by broker dealers and market makers in the ordinary course of their business and to transfers, agreements to transfer, or issues to certain categories of person (such as depositaries and clearance services) which may be liable to stamp duty or SDRT at a higher rate.
No stamp duty reserve tax will be payable on any agreement to transfer the common shares, provided that the common shares are not registered in a register kept in the United Kingdom. It is not intended that such a register will be kept in the United Kingdom. Further, no stamp duty will be payable on transfer of the common shares provided that (i) any instrument of transfer is not executed in the United Kingdom; and (ii) such instrument of transfer does not relate to any property situated, or any matter or thing done or to be done, in the United Kingdom.
Inheritance tax
U.K. inheritance tax may be chargeable on the death of, or on a gift of common shares by, a U.K. domiciled shareholder. For inheritance tax purposes, a transfer of assets at less than full market value may be treated as a gift and particular rules apply to gifts where the donor reserves or retains some benefit. Special rules also apply to the trustees of settlements who hold common shares. Potential investors should consult an appropriate professional adviser if they make a gift or transfer at less than full market value or they intend to hold common shares through trust arrangements.
ISA
The common shares are eligible for inclusion in the stocks and shares component of an ISA, subject, where applicable, to the annual subscription limits for new investments into an ISA (for the tax year 2016-17, this is £15,240). Sums received by a shareholder on a disposal of common shares will not count towards the shareholder’s annual limit, but a disposal of common shares held in an ISA will not serve to make available again any part of the annual subscription limit that has already been used by the shareholder in that tax year.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in Part II of this Form 10-K.

	Years Ended November 30,
	2016	2015	2014	2013	2012
	(in millions, except for per share amounts)
Statement of Operations Data:
Revenue	$2,734.8	$2,184.3	$2,079.8	$1,692.0	$1,403.7

Income from continuing operations attributable to IHS Markit Ltd.	$143.6	$188.9	$178.0	$116.5	$143.4
Income from discontinued operations	9.2	51.3	16.5	15.2	14.8
Net income attributable to IHS Markit Ltd.	$152.8	$240.2	$194.5	$131.7	$158.2

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.46	$0.78	$0.73	$0.49	$0.61
Income from discontinued operations	0.03	0.21	0.07	0.06	0.06
Net income attributable to IHS Markit Ltd.	$0.49	$0.99	$0.80	$0.56	$0.68

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.45	$0.77	$0.72	$0.49	$0.60
Income from discontinued operations	0.03	0.21	0.07	0.06	0.06
Net income attributable to IHS Markit Ltd.	$0.48	$0.97	$0.79	$0.55	$0.67

Balance Sheet Data (as of period end):
Cash and cash equivalents	$138.9	$291.6	$153.2	$258.4	$345.0
Total assets	$13,936.6	$5,577.5	$5,272.1	$5,359.6	$3,549.2
Total long-term debt and capital leases	$3,279.3	$2,071.5	$1,806.1	$1,779.1	$890.9
Total stockholders' equity	$8,084.4	$2,200.9	$2,159.5	$1,907.0	$1,584.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and operating results should be read in conjunction with other information and disclosures elsewhere in this Form 10-K, including “Selected Financial Data,” our consolidated financial statements and accompanying notes, and "Website and Social Media Disclosure." The following discussion includes forward-looking statements as described in “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-K. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under “Risk Factors” in this Form 10-K.

This MD&A includes the financial results of Markit Ltd. beginning July 12, 2016. The comparability of our operating results for fiscal 2016 to fiscal 2015 is significantly impacted by the Merger. As a result of the Merger, we have created a new Financial Services segment, which consists entirely of legacy Markit's business, and we have included revenue and expense attributable to legacy Markit in the Financial Services segment from the date of the Merger. In our discussion and analysis of comparative periods, we have quantified the legacy Markit contribution wherever we have deemed such amounts to be meaningful. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Executive Summary

Business Overview

We are a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies worldwide. We deliver next-generation information, analytics, and solutions to customers in business, finance, and government, improving their operational efficiency and providing deep insights that lead to well-informed, confident decisions. We have more than 50,000 key business and government customers, including 85 percent of the Fortune Global 500 and the world’s leading financial institutions. Headquartered in London, we are committed to sustainable, profitable growth.

On July 12, 2016, the Merger was completed pursuant to the Merger Agreement between IHS, Markit, and Merger Sub, and Merger Sub merged with and into IHS, with IHS continuing as the surviving corporation and an indirect and wholly owned subsidiary of IHS Markit. Upon completion of the Merger, Markit became the combined group holding company and was renamed IHS Markit Ltd. In accordance with the terms of the Merger Agreement, IHS stockholders received 3.5566 common shares of IHS Markit for each share of IHS common stock they owned.

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

Our recurring fixed revenue and recurring variable revenue represented approximately 82 percent of our total revenue in 2016. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, was held in the first quarter of 2016 and will be held in the second quarter of 2017. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2015 and the next release will be in the third quarter of 2017.

During 2016, we focused on commercial expansion, operational excellence, and strategic acquisitions. For 2017, we expect to focus our efforts on the following actions:

Integrate organizational structure. We are in the process of completing key merger integration activities primarily related to our shared services and corporate organization. We intend to integrate our people, platforms, processes, and products in a manner that allows us to take advantage of revenue and cost synergies that will strengthen the effectiveness and efficiency of our business operations.

Innovate and develop new product offerings. We expect to continue to create new commercial offerings from our existing data sets, converting core information to higher value analytics. Our investment priorities for new product offerings are primarily in energy, transportation, financial services, and product design, and we intend to continue to invest across the business to increase our customer value proposition.

Simplify capital allocation. We are focusing our capital allocation strategy primarily on shareholder return through share repurchases. Longer term, we expect to balance capital allocation between returning capital to shareholders through consistent share repurchases and mergers and acquisitions focused primarily on fewer deals in our core end markets that will allow us to continue to build out our strategic position.

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

•
Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We also include the impact of divestitures in this growth metric. Due to the size of the Merger, we have not included Markit's 2016 reported stub period results versus 2015 stub period results in the acquisitive category, but have broken out their results in the organic, acquisitive (for acquisitions within the past 12 months completed by legacy Markit), and foreign currency growth metrics.

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

•
Recurring variable revenue represents revenue from contracts that specify a fee for services which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value. Many of these contracts do not have a maturity date, while the remainder have an initial term ranging from one to five years. In 2016, this revenue was derived entirely from the Financial Services segment.

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

Non-GAAP measures. We use non-GAAP financial measures such as EBITDA, Adjusted EBITDA, and free cash flow in our operational and financial decision-making. We believe that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance (Adjusted EBITDA) and our ability to generate cash flow from operations (free cash flow). We also believe that investors may find these non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for U.S. GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under U.S. GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other U.S. GAAP measure. Throughout this MD&A, we provide reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP measures.

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

Non-GAAP measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies comparable to us, many of which present non-GAAP measures when reporting their results. These measures can be useful in evaluating our performance against our peer companies because we believe the measures provide users with valuable insight into key components of U.S. GAAP financial disclosures. For example, a company with higher U.S. GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, excluding the effects of interest income and expense moderates the impact of a company’s capital structure on its performance. However, non-GAAP measures have limitations as an analytical tool. Because not all companies use identical calculations, our presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies. They are not presentations made in accordance with U.S. GAAP, are not measures of financial condition or liquidity, and should not be considered as an alternative to profit or loss for the period determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. As a result, these performance measures should not be considered in isolation from, or as a substitute analysis for, results of operations as determined in accordance with U.S. GAAP.

Strategic Acquisitions and Divestitures

Acquisitions continue to be an important part of our growth strategy. In addition to the Merger, we completed two other acquisitions during the year ended November 30, 2016. We paid a total purchase price of approximately $1.1 billion for those two acquisitions. We paid a total purchase price of approximately $370 million for acquisitions we completed during the year ended November 30, 2015, and we paid a total purchase price of approximately $210 million for acquisitions we completed during the year ended November 30, 2014. Our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition. For a more detailed description of our recent acquisition activity, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 3" in Part II of this Form 10-K.

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

Global Operations

Approximately 40 percent of our revenue is transacted outside of the United States; however, only about 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact on our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures are the British Pound, Euro, Canadian Dollar, Singapore Dollar, and Indian Rupee. See "Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Rate Risk" for additional discussion of the impacts of foreign currencies on our operations.

Pricing information

We customize many of our sales offerings to meet individual customer needs and base our pricing on a number of factors, including various price segmentation models which utilize customer attributes, value attributes, and other data sources.  Attributes can include a proxy for customer size (e.g., barrels of oil equivalent and annual revenue), industry, users, usage, breadth of the content to be included in the offering, and multiple other factors. Because of the level of offering customization we employ, it is difficult for us to evaluate pricing impacts on a period-to-period basis with absolute certainty. This analysis is further complicated by the fact that the offering sets purchased by customers are often not constant between periods. As a result, we are not able to precisely differentiate between pricing and volume impacts on changes in revenue comprehensively across the business.

Other Items

Cost of operating our business. We incur our cost of revenue primarily through acquiring, managing, and delivering our offerings. These costs include personnel, information technology, data acquisition, and occupancy costs, as well as royalty payments to third-party information providers. Our sales, general, and administrative expenses include wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs. A large portion of our operating expenses are not directly commensurate with volume sold, particularly in our recurring revenue business model.

Stock-based compensation expense. We issue equity awards to our employees primarily in the form of restricted stock units, performance stock units, and stock options, for which we record cost over the respective vesting periods. The typical vesting period is three years. As of November 30, 2016, we had approximately 11.7 million unvested RSUs/RSAs and 22.8 million unvested stock options outstanding.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In applying U.S. GAAP, we make significant estimates and judgments that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We believe that our accounting estimates and judgments are reasonable when made, but in many instances, alternative estimates and judgments would also be acceptable. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below.

Revenue Recognition. The majority of our offerings are provided under agreements containing standard terms and conditions. Approximately 82 percent of our 2016 revenue was derived from recurring revenue arrangements, which are initially deferred and then recognized ratably as delivered over the term of the agreement for annual contractual periods billed up front, or is billed and recognized on a monthly basis. These standard agreements typically do not require any significant judgments about when revenue should be recognized. For non-standard agreements, we generally make judgments about revenue recognition matters such as whether sufficient legally binding terms and conditions exist and whether customer acceptance has been received.

We review customer agreements and utilize advice from legal counsel, as appropriate, in evaluating the binding nature of contract terms and conditions, as well as whether customer acceptance has been achieved. We estimate progress on consulting project deliverables based on our knowledge and judgment about the current status of individual consulting engagements.

Historically, our judgments and estimates have been reasonably accurate, as we have not experienced significant disputes with our customers regarding the timing and acceptance of delivered products and services. However, our actual experience in future periods with respect to binding terms and conditions and customer acceptance may differ from our historical experience.

Business Combinations. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and asset lives. There are also different valuation models for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition and the mix of intangible assets acquired, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates.

Goodwill and Other Intangible Assets. We make various assumptions about our goodwill and other intangible assets, including their estimated useful lives and whether any potential impairment events have occurred. We perform impairment analyses on the carrying values of goodwill and indefinite-lived intangible assets at least annually. Additionally, we review the carrying value of goodwill and other intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include the following:

•Significant negative industry or economic trends;
•A significant change in the manner of our use of the acquired assets or our strategy;
•A significant decrease in the market value of the asset;
•A significant change in legal factors or in the business climate that could affect the value of the asset; and
•A change in segments.

If an impairment indicator is present, we perform an analysis to confirm whether an impairment has actually occurred and if so, the amount of the required charge.

For finite-lived intangible assets, we review the carrying amount at least annually to determine whether current events or circumstances indicate a triggering event which could require an adjustment to the carrying amount. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value.

For indefinite-lived intangible assets other than goodwill, we use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If we believe an impairment has occurred, we then evaluate for impairment by comparing the amount by which the carrying value of the asset exceeds its fair value, primarily based on estimated discounted cash flows. We exercise judgment in selecting the assumptions used in the estimated discounted cash flows analysis.

For goodwill, we determine the fair value of each reporting unit, then compare the fair value of each reporting unit to its carrying value. If carrying value exceeds fair value for any reporting unit, then we calculate and compare the implied fair value of goodwill to the carrying amount of goodwill and record an impairment charge for any excess of carrying value over implied fair value.

The determination of fair value requires a number of significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, operating margins, and discount rates. The use of different estimates or assumptions within our projected future cash flows model, or the use of a methodology other than a projected future cash flow model, could result in significantly different fair values for our goodwill and other intangible assets.

Income Taxes. We exercise significant judgment in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, future taxable income (for purposes of assessing our ability to realize future benefit from our deferred tax assets), our permanent reinvestment assertion regarding foreign earnings, and recorded reserves related to uncertain tax positions. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

If actual results differ from estimates we have used, or if we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Pension Accounting. During the fourth quarter of each fiscal year (or upon any remeasurement date), we immediately recognize net actuarial gains or losses in excess of a corridor in our operating results. The corridor amount is equivalent to 10 percent of the greater of the market-related value of plan assets or the plan's benefit obligation at the beginning of the year. We use the actual fair value of plan assets at the measurement date as the measure of the market-related value of plan assets.

Our pension expense and associated pension liability requires the use of judgment in determining assumptions about the estimated long-term rate of return on plan assets and the discount rate, as well as various demographic assumptions. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability, which should minimize volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated for actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For 2016, we used a 5.0 percent expected long-term rate of return on plan assets and a 4.5 percent discount rate for the U.S. Retirement Income Plan (RIP). The actual return on U.S. RIP plan assets during 2016 was 5.1 percent.

Our pension assumptions are determined as follows:

•
We utilize a bond matching model that averages a bond universe of about 500 AA-graded non-callable bonds between the 10th and 90th percentiles for each maturity group as a proxy for setting the discount rate at year-end.

•
Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term. We determined our expected return on plan assets by using the discount rate (which approximates the return on the debt securities in our portfolio) with a slight uplift for the impact of the portion of plan assets invested in equity securities.

•
Demographic assumptions (such as turnover, retirement, and disability) are based upon historical experience and are monitored on a continuing basis to determine if adjustments to these assumptions are warranted in order to better reflect anticipated future experience.

•	Mortality assumptions are based on recognized actuarial tables.

Depending on the assumptions and estimates used, our net periodic pension expense could vary significantly within a range of possible outcomes and could have a material impact on our financial results.

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and will impact expense in the subsequent year. A 50-basis-point change in certain assumptions made at the beginning of 2016 would have resulted in the following effects on 2016 pension expense and the projected benefit obligation (PBO) as of November 30, 2016 for the U.S. and U.K. RIP plans (in millions):

	Impact to Pension Results - U.S. and U.K. RIP
Change in assumption	Increase/(Decrease) to 2016 Pre-Tax Expense	Increase/(Decrease) to November 30, 2016 PBO
50-basis-point decrease in discount rate	$11.7	$13.4
50-basis-point increase in discount rate	(8.0)	(12.2)
50-basis-point decrease in expected return on assets	0.8	—
50-basis-point increase in expected return on assets	(0.8)	—

Stock-Based Compensation. Our stock plans provide for the grant of various equity awards, including performance-based awards. For time-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. For time-based stock option grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of option shares granted, reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience, and we periodically review our forfeiture assumptions based on actual experience.

For performance-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. Each quarter, we evaluate the probability of the number of shares that are expected to vest and adjust our stock-based compensation expense accordingly.

Results of Operations

Total Revenue

Total revenue for 2016 increased 25 percent compared to the same period of 2015. Total revenue for 2015 increased 5 percent compared to the same period in 2014. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2016 to 2015 and 2015 to 2014. Markit's revenue from July 12, 2016 to November 30, 2016 of approximately $449 million, less the $9 million change from the comparable 2015 stub period, has been included in the calculation of acquisitive growth in the table below, and then the components of Markit's $9 million revenue growth in the period from July 12, 2016 to November 30, 2016 versus the prior year have been included in their related factors in the table below.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2016 vs. 2015	—%	27%	(2)%
2015 vs. 2014	2%	5%	(2)%

Organic revenue growth for both 2016 and 2015 was primarily attributable to recurring revenue results, which were flat in 2016 and grew 5 percent in 2015. The recurring-based business represented 82 percent of total revenue in 2016 and 81 percent of total revenue in 2015. The non-recurring business decreased organically by 3 percent in 2016 and by 9 percent in 2015, with both years being adversely impacted by lower consulting, software, and services revenue, mostly in our Resources segment. The non-recurring revenue decline in 2016 was also partially due to the timing of the biennial cycle of the BPVC standard, which had revenue of approximately $10 million in the 2015 results, with no comparable benefit in 2016.

Acquisition-related revenue growth for 2016 was primarily due to the Merger in the third quarter of 2016, as well as the acquisitions of CARPROOF and OPIS in the first quarter of 2016 and the run-out of our 2015 acquisitions. Our 2015 acquisitions included the following:

•JOC Group, Infonetics, and Rushmore Reviews in the first quarter of 2015; and
•Dataium and RootMetrics in the second quarter of 2015.

Acquisition-related revenue growth for 2015 was primarily due to the 2015 acquisitions, as well as the run-out of our 2014 acquisitions. Our 2014 acquisitions included the following:

•Global Trade Information Services and PCI Acrylonitrile in August 2014, and
•DisplaySearch, Solarbuzz, and PacWest Consulting Partners in November 2014.

Foreign currency movements had a significant adverse impact on our 2016 and 2015 revenue growth as the U.S. dollar continued to maintain its strength against foreign currencies. We continue to see significant uncertainty in the foreign currency markets. Due to the extent of our global operations, foreign currency movements could continue to have an adverse impact on our results in the future.

Revenue by Segment

	Year ended November 30,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(In millions, except percentages)	2016	2015	2014
Revenue:
Resources	$860.8	$884.6	$927.2	(3)%	(5)%
Transportation	892.8	758.4	662.6	18%	14%
CMS	532.2	541.3	490.0	(2)%	10%
Financial Services	449.0	—	—	N/A	N/A
Total revenue	$2,734.8	$2,184.3	$2,079.8	25%	5%

The percentage change in revenue for each segment is due to the factors described in the following table.

	2016 vs. 2015			2015 vs. 2014
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources revenue	(9)%	8%	(1)%	(4)%	1%	(2)%
Transportation revenue	10%	8%	(1)%	9%	7%	(2)%
CMS revenue	(2)%	2%	(2)%	4%	9%	(3)%
Financial Services revenue	4%	2%	(4)%	N/A	N/A	N/A

Resources revenue has encountered significant energy industry headwinds in 2015 and 2016 due to lower energy prices and reduced industry spending, with recurring revenue growth moving from a 2 percent organic growth rate in 2015 to a 9 percent organic revenue decline in 2016. During 2015, on a constant currency basis, our Resources annual contract value (ACV), which represents the annualized value of recurring revenue contracts, declined approximately 5 percent, and in 2016, the constant currency ACV decline was approximately 10 percent. We did begin to see modest slowing of ACV decline in the fourth quarter of 2016 compared to prior quarters, although we expect to see ACV pressure again in the first quarter of 2017 due to multi-year agreements that will have some renewal pressure in the period. Economic challenges in the energy industry also contributed to difficulties in our organic non-recurring revenue results for 2015 and 2016, with a 27 percent decline in 2015 moderating to a 12 percent decline in 2016.

Transportation revenue increases for 2015 and 2016 were driven by continued solid organic recurring and non-recurring growth, led by our automotive product offerings, with stable growth in the other transportation product categories as well. We continue to see strong organic growth in our automotive product category due to continued penetration and new products within our used car product offerings, as well as benefits in new car product offerings due to new automotive technologies, global regulatory pressure to curb fuel consumption and emissions, and the increasing use of digital marketing, as well as recall activity. We expect to continue to see stable organic growth in the other Transportation product categories.

The CMS organic revenue decline in 2016 was primarily due to the prior year BPVC release, as well as the loss of a large RootMetrics customer contract and product rationalization within our Technology, Media & Telecom product offerings. The CMS organic revenue growth in 2015 was primarily due to growth in our Product Design offerings, including the BPVC release that year. Revenue from our Product Design offerings continues to grow in the low- to mid-single digit range.

Financial Services revenue included Markit revenue for the period from the completion date of the Merger until November 30, 2016. Within our Information product offerings, our 4 percent organic growth was primarily due to the strong performance of our indices business and our loan and bond pricing data products. Our Processing offerings delivered 6 percent organic revenue growth, with strength in our loans processing products driven by the strong leveraged finance and syndicated loans markets. Derivatives processing had negative organic revenue growth due to lower credit volumes, but we did experience higher rate volumes in the fourth quarter. Solutions organic revenue growth of 2 percent was due to solid managed services revenue, partially offset by lower enterprise software revenue due to a strong prior year comparison following the recognition of several non-recurring software license deals.

Revenue by Transaction Type

	Year ended November 30,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(In millions, except percentages)	2016	2015	2014
Revenue:
Recurring fixed	$2,074.5	$1,768.5	$1,643.9	17%	8%
Recurring variable	164.1	—	—	N/A	N/A
Non-recurring	496.2	415.8	435.9	19%	(5)%
Total revenue	$2,734.8	$2,184.3	$2,079.8	25%	5%

As a percent of total revenue:
Recurring fixed	76%	81%	79%
Recurring variable	6%	—%	—%
Non-recurring	18%	19%	21%

Recurring revenue represents a steady and predictable source of revenue for us. Recurring fixed revenue was flat organically for 2016, compared to 2015, and increased 5 percent for 2015, compared to 2014. This trend is especially important for us, as recurring revenue is at the core of our business model. Transportation recurring revenue offerings provided the largest contribution to the growth, at 10 percent growth in 2016 and 11 percent growth in 2015. CMS recurring offerings were steady at approximately 2 percent organic growth in 2016 and 4 percent growth in 2015. Resources recurring offerings declined 9 percent in 2016 as a result of the reduction in the energy ACV base, with chemicals offerings partially offsetting the energy performance. Financial Services recurring fixed revenue provided stub period organic growth of 2 percent.

Recurring variable revenue was composed entirely of Financial Services revenue for the stub period of July 12, 2016 through November 30, 2016. This type of revenue grew organically by 8 percent.

Non-recurring organic revenue decreased 3 percent in 2016 and 9 percent in 2015. The decline in 2016 was partially due to the prior year BPVC release, which only occurs every other year, as well as lower software sales in our energy offerings and reduced sales of our technology offerings, due in part to our continued product rationalization efforts. The 2016 decline was partially offset by the strength of the Transportation segment's results. The negative non-recurring organic growth for 2015 was primarily due to the significant decline in Resources organic growth, partially offset by Transportation's organic growth and flat CMS non-recurring revenue.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Year ended November 30,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(In millions, except percentages)	2016	2015	2014
Operating expenses:
Cost of revenue	$1,037.7	$819.2	$815.2	27%	—%
SG&A expense	907.1	795.3	789.8	14%	1%
Total cost of revenue and SG&A expense	$1,944.8	$1,614.5	$1,605.0	20%	1%

Depreciation and amortization expense	$335.7	$215.1	$181.2	56%	19%

As a percent of revenue:
Total cost of revenue and SG&A expense	71%	74%	77%
Depreciation and amortization expense	12%	10%	9%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. The significant increase in absolute total costs in 2016 was due to the Merger and 2016 acquisitions. As a percent of revenue, cost of revenue and SG&A expense have steadily decreased since 2014, primarily as a result of ongoing cost management in a lower revenue growth environment, as well as rationalization efforts associated with acquisition integration. We expect to continue to see this percentage decrease in the future as we benefit from the higher margin Financial Services segment and take advantage of revenue and cost synergy opportunities from the Merger.

Within our cost of revenue and SG&A expense, stock-based compensation expense as a percentage of revenue was 7 percent, 6 percent, and 8 percent for the years ended November 30, 2016, 2015, and 2014, respectively. The increase in 2016 stock-based compensation expense is primarily due to the assumption and revaluation of legacy Markit outstanding awards at the Merger date and the acceleration of certain share awards associated with severance activities post-Merger.

Depreciation and Amortization Expense

Depreciation expense has been increasing primarily as a result of increases in capital expenditures for our various infrastructure and software development initiatives, as well as assets acquired through the Merger. Amortization expense has been increasing due to continued acquisition-related activity, particularly the Merger.

Restructuring Charges

We incurred $23 million of restructuring charges during 2016, primarily for severance related to resource refinement and alignment across our segment structure, as well as other restructuring costs related to lease abandonments. We incurred $39 million of restructuring charges in 2015 associated with the consolidation of positions, locations, and data centers, and we incurred $9 million of similar restructuring charges in 2014. We continue to realize benefits with respect to our infrastructure initiatives that allow us to simplify our processes and standardize our platforms in order to enable our existing workforce to accomplish more with the same or fewer resources.

Acquisition-related Costs

In 2016, we incurred $161 million of costs associated with acquisitions, primarily the Merger. Approximately $90 million of the costs were related to advisory and banker fees from the Merger, and another $60 million was for costs to achieve Merger synergy targets, including employee severance and retention costs, as well as contract termination costs primarily related to the consolidation of our legacy facilities. We incurred $2 million of acquisition-related costs in 2015 and $2 million of acquisition-related costs in 2014. The 2016 acquisition-related costs were significantly higher than prior years because of the Merger. We expect to incur additional acquisition-related costs related to the Merger in 2017 as we continue to integrate the two companies.

Pension and Postretirement Expense

The following table shows the components of net periodic pension and postretirement expense:

	Year ended November 30,
(In millions)	2016	2015	2014

Net benefit cost	$1.7	$2.0	$5.2
Fourth quarter mark-to-market adjustment	8.3	2.5	1.5
Total	$10.0	$4.5	$6.7

Net service cost decreased in 2015 and 2016 due to the July 2014 decision to discontinue future service accruals to the U.S. RIP and SIP. The fourth quarter mark-to-market adjustments in all three years were largely due to updated actuarial census data assumptions, as well as lower asset performance due to performance measurement timing and post-election year-end market volatility. We exclude the fourth quarter mark-to-market adjustment from our Adjusted EBITDA metric, as we do not regard that item to be indicative of ongoing operating performance.

We expect 2017 net service cost, prior to any fourth quarter mark-to-market adjustments, to be approximately $2 million.

Segment Adjusted EBITDA

	Year ended November 30,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(In millions, except percentages)	2016	2015	2014
Adjusted EBITDA:
Resources	$367.8	$356.8	$370.9	3%	(4)%
Transportation	353.3	282.7	234.3	25%	21%
CMS	127.5	106.8	88.0	19%	21%
Financial Services	190.4	—	—	N/A	N/A
Shared services	(51.3)	(49.9)	(59.0)	3%	(15)%
Total Adjusted EBITDA	$987.7	$696.4	$634.2	42%	10%

As a percent of segment revenue:
Resources	43%	40%	40%
Transportation	40%	37%	35%
CMS	24%	20%	18%
Financial Services	42%	N/A	N/A

For 2016, Adjusted EBITDA increased due to the Merger, acquisitions in the first quarter of 2016, and cost management efforts in a lower revenue growth environment. For 2015, Adjusted EBITDA increased primarily through cost management efforts, as well as profit delivery from revenue growth in the Transportation and CMS segments and 2015 acquisitions.

As a percentage of revenue, Adjusted EBITDA for all segments improved in 2016 due to the transition to our business line operating model and associated simplification and reduction of our centralized marketing, sales support, and shared service cost structures. Resources segment Adjusted EBITDA margin further increased due to cost reductions that aligned resources with current business opportunities, and Transportation segment Adjusted EBITDA margin for 2016 and 2015 was also aided by margin flow through from high revenue growth in that segment.

Provision for Income Taxes

Our effective tax rate for continuing operations for the year ended November 30, 2016 was negative 3.6 percent, compared to 20.6 percent in 2015 and 20.2 percent in 2014. The decrease in the 2016 effective tax rate is due to the Merger and the associated tax benefits related to merger costs, acquired intangibles, the new capital structure, and the U.K. tax rate reduction.

EBITDA and Adjusted EBITDA (non-GAAP measure)

	Year ended November 30,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(In millions, except percentages)	2016	2015	2014

Net income attributable to IHS Markit Ltd.	$152.8	$240.2	$194.5	(36)%	23%
Interest income	(1.3)	(0.9)	(1.0)
Interest expense	119.4	70.9	55.4
Provision (benefit) for income taxes	(5.1)	48.9	45.1
Depreciation	114.8	85.0	65.0
Amortization	220.9	130.1	116.3
EBITDA	$601.5	$574.2	$475.3	5%	21%
Stock-based compensation expense	203.9	128.9	159.3
Restructuring charges	22.8	39.4	8.8
Acquisition-related costs	161.2	1.5	1.9
Litigation charges related to class action suit	0.1	—	—
Loss on debt extinguishment	0.6	—	1.3
Impairment of assets	—	1.2	—
Loss (Gain) on sale of assets	(0.7)	—	2.6
Pension mark-to-market expense	8.4	2.5	1.5
Share of joint venture results not attributable to Adjusted EBITDA	0.3	—	—
Adjusted EBITDA attributable to noncontrolling interest	(1.2)	—	—
Income from discontinued operations, net	(9.2)	(51.3)	(16.5)
Adjusted EBITDA	$987.7	$696.4	$634.2	42%	10%
Adjusted EBITDA as a percentage of revenue	36.1%	31.9%	30.5%

Our Adjusted EBITDA margin performance increased primarily because of the Merger, the acquisitions in the first quarter of 2016, and our cost management efforts in a lower revenue growth environment. We expect to continue to drive margin improvement versus the prior year as a result of the recent realignment to our new segment structure and other operating efficiencies, as well as the Merger.

Financial Condition

(In millions, except percentages)	As of November 30, 2016	As of November 30, 2015	Dollar change	Percent change
Accounts receivable, net	$635.6	$355.9	$279.7	79%
Accrued compensation	$174.0	$105.5	$68.5	65%
Deferred revenue	$770.2	$552.5	$217.7	39%

The increase in our accounts receivable balance was primarily due to the Merger and the other 2016 acquisitions. The increase in accrued compensation was due primarily to the Merger. The increase in deferred revenue was also due to the Merger, with a minor portion of the increase due to legacy IHS organic growth.

Liquidity and Capital Resources

As of November 30, 2016, we had cash and cash equivalents of $139 million, of which approximately $108 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under a revolving credit facility. We had approximately $3.38 billion of debt as of November 30, 2016, consisting primarily of $1.28 billion of revolving facility debt, $1.19 billion of term loan debt, $750 million of senior notes, and $149.7 million of institutional senior notes. As of November 30, 2016, we had approximately $568 million available under our revolving credit facility.

On January 26, 2017, we entered into a 364-day $500 million term loan (2017 term loan). The 2017 term loan is structured as a non-amortizing loan with repayment of principal due at maturity.  The interest rates for borrowings under the 2017 term loan are the same as those under the 2016 revolving facility. The 2017 term loan has certain financial covenants that are the same as the 2016 revolving facility and 2016 term loan, including a Maximum Leverage Ratio and Minimum Interest Coverage ratio, as such terms are defined in the agreements. Net proceeds from this offering were used for working capital and other general corporate purposes, which initially included repayment of indebtedness under the 2016 revolving facility and may in the future include share repurchases pursuant to its previously announced share repurchase program.

Our interest expense in each of 2015 and 2016 increased primarily because of a higher average debt balance as a result of acquisitions and share repurchases, as well as financing fees incurred in conjunction with acquisition and Merger activity. We expect that our interest expense will be higher in 2017 compared to 2016 primarily due to higher debt balances and higher interest rates.

In February 2016, the legacy Markit Board of Directors authorized a share repurchase program of up to $500 million of Markit common shares through February 28, 2018. This authorization continued in effect after completion of the Merger. Under this $500 million share repurchase program, management was authorized to repurchase, at its discretion, IHS Markit common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to the availability of common shares, share price, market conditions, alternative uses of capital, and applicable regulatory requirements. In 2016, subsequent to the Merger and prior to its termination on September 28, 2016, we had repurchased $156 million under this $500 million authorization.

In August 2016, our Board of Directors authorized a share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. In January 2017, our Board of Directors increased the size of this repurchase program to up to $2.25 billion of IHS Markit common shares and extended its termination date to May 31, 2018. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of November 30, 2016, we had repurchased $253 million of common shares under the program. Additionally, under the repurchase program, in December 2016, we started a $250 million ASR program with a scheduled termination date in the first quarter of 2017. We expect to continue to repurchase shares throughout 2017.

Our Board of Directors separately authorized, subject to applicable regulatory requirements, the repurchase of our common shares surrendered by employees in an amount equal to the exercise price, if applicable, and statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee and forgo receipt of the exercise price of the award from the employee, if applicable. Such repurchases have been authorized in addition to the share repurchase program described above.

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

Cash Flows

	Year ended November 30,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(In millions, except percentages)	2016	2015	2014
Net cash provided by operating activities	$638.3	$612.6	$628.1	4%	(2)%
Net cash used in investing activities	$(982.8)	$(496.0)	$(324.0)	98%	53%
Net cash provided by (used in) financing activities	$177.5	$45.4	$(397.8)	291%	(111)%

Net cash provided by operating activities for 2014, 2015, and 2016 has remained relatively stable, with acquisitions and increased operating performance particularly contributing to an increase in cash flow from operations, partially offset by increased payments for Merger-related fees, interest expense, and income tax payments.

The increase in net cash used in investing activities for each of 2015 and 2016 is attributable to a higher level of large acquisition activity in 2015 and 2016. Net cash used in investing activities for 2016 was partially offset by proceeds received from the sale of the GlobalSpec and OE&RM product groups.

Net cash provided by financing activities for 2016 consists of borrowings on our revolving facility and cash from stock option exercises, partially offset by repurchases of common shares. In 2014, we began repaying the significant amount of borrowings that we used to fund the Polk acquisition in order to reduce our debt leverage. In 2015, our increased borrowings were used principally to help finance our acquisitions and share repurchase activities, versus our focus on reducing our debt leverage in 2014.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Year ended November 30,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(In millions, except percentages)	2016	2015	2014
Net cash provided by operating activities	$638.3	$612.6	$628.1
Capital expenditures on property and equipment	(147.6)	(122.9)	(114.5)
Free cash flow	$490.7	$489.7	$513.6	—%	(5)%

Our free cash flow has historically been strong, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8" in Part II of this Form 10-K for a discussion of the current status of our debt arrangements.

Share Repurchase Programs

Please refer to Part II, Item 5 and "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16" in Part II of this Form 10-K for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments as of November 30, 2016, along with the obligations associated with our term loans and notes, and the future periods in which such obligations are expected to be settled in cash (in millions):

		Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loans, notes, and interest	$2,590.3	$185.0	$368.4	$1,085.7	$951.2
Operating lease obligations	568.2	92.7	145.7	95.4	234.4
Unconditional purchase obligations	49.5	25.5	23.0	1.0	—
Total	$3,208.0	$303.2	$537.1	$1,182.1	$1,185.6

We expect to contribute approximately $3 million to our pension and postretirement benefit plans in 2017.

In addition to the term loans and notes, as of November 30, 2016, we also had $1.28 billion of outstanding borrowings under our $1.85 billion 2016 revolving facility at a current annual interest rate of 1.94 percent. The facility has a five-year term ending in July 2021. We also had approximately $6 million in capital lease obligations as of November 30, 2016.

Recent Accounting Pronouncements

Please refer to "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2" in Part II of this Form 10-K for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses from adverse changes in market rates and prices. We are exposed to market risk primarily in the form of interest rate, foreign currency exchange rate, and credit risk. We actively monitor these exposures. In order to manage these exposures, we use derivative financial instruments, including interest rate swaps and foreign currency forwards. Our objective is to reduce fluctuations in revenue, earnings, and cash flows resulting from changes in interest rates and foreign currency rates. We do not use derivatives for speculative purposes.

Interest Rate Risk

As of November 30, 2016, we had no significant investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

Our 2016 revolving facility, our 2016 term loan, and our 2017 term loan borrowings are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of November 30, 2016, we had $2.473 billion of floating-rate debt at a 2.01 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $21 million ($25 million without giving effect to any of our interest rate swaps).

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased (decreased) our revenues by approximately $(50) million, $(46) million, and $3 million for the years ended November 30, 2016, 2015, and 2014, respectively, and had no material impact on operating income for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders’ equity. In 2016, we recorded a cumulative translation loss of $250 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A hypothetical ten percent change in the currencies that we are primarily exposed to would have impacted our 2016 revenue by approximately $59 million and would not have had a material impact on operating income. Approximately 80% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

Credit Risk

We are exposed to credit risk associated with cash equivalents, foreign currency and interest rate derivatives, and trade receivables. We do not believe that our cash equivalents or foreign currency and interest rate derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound, and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IHS Markit Ltd.

We have audited the accompanying consolidated balance sheets of IHS Markit Ltd. (the Company) as of November 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders' equity for each of the three years in the period ended November 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Markit Ltd. at November 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Markit Ltd.'s internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 27, 2017

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2016, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2016.

Our management's evaluation did not include assessing the effectiveness of internal control over financial reporting at Markit Ltd. (Markit), which was acquired on July 12, 2016. Markit was included in our consolidated financial statements and constituted $7.8 billion and $3.2 billion of total and net assets, respectively, as of November 30, 2016, and $449.0 million and $37.7 million of revenues and net loss, respectively, for the year then ended.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report appears on the following page.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Date: January 27, 2017

/s/ Jerre L. Stead
Jerre L. Stead
Chairman and Chief Executive Officer

/s/ Todd S. Hyatt
Todd S. Hyatt
Executive Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IHS Markit Ltd.

We have audited IHS Markit Ltd.'s internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). IHS Markit Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Markit Ltd. (Markit), which is included in the 2016 consolidated financial statements of IHS Markit Ltd. and constituted $7.8 billion and $3.2 billion of total and net assets, respectively, as of November 30, 2016, and $449.0 million and $37.7 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of IHS Markit Ltd. also did not include an evaluation of the internal control over financial reporting of Markit.

In our opinion, IHS Markit Ltd. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Markit Ltd. as of November 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended November 30, 2016 of IHS Markit Ltd. and our report dated January 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 27, 2017

IHS MARKIT LTD.
CONSOLIDATED BALANCE SHEETS
(In millions, except for per-share amount)

	As of	As of
	November 30, 2016	November 30, 2015
Assets
Current assets:
Cash and cash equivalents	$138.9	$291.6
Accounts receivable, net	635.6	355.9
Income tax receivable	26.0	4.6
Deferred subscription costs	55.6	52.8
Assets held for sale	—	193.4
Other current assets	77.4	52.2
Total current assets	933.5	950.5
Non-current assets:
Property and equipment, net	416.2	314.4
Intangible assets, net	4,351.8	1,014.7
Goodwill	8,209.8	3,287.5
Deferred income taxes	14.8	6.6
Other	10.5	3.8
Total non-current assets	13,003.1	4,627.0
Total assets	$13,936.6	$5,577.5
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$104.6	$36.0
Accounts payable	58.9	59.2
Accrued compensation	174.0	105.5
Accrued royalties	35.7	33.3
Other accrued expenses	257.1	118.4
Income tax payable	11.9	23.3
Deferred revenue	770.2	552.5
Liabilities held for sale	—	32.1
Total current liabilities	1,412.4	960.3
Long-term debt	3,279.3	2,071.5
Accrued pension and postretirement liability	33.0	26.7
Deferred income taxes	995.1	259.5
Other liabilities	74.7	58.6
Commitments and contingencies
Redeemable noncontrolling interest	57.7	—
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 and 569.1 authorized, 454.1 and 250.0 issued, and 415.0 and 240.2 outstanding at November 30, 2016 and 2015, respectively	4.5	2.5
Additional paid-in capital	7,210.9	1,051.3
Treasury shares, at cost: 39.1 and 9.8 at November 30, 2016 and 2015, respectively	(499.1)	(317.0)
Retained earnings	1,806.9	1,655.3
Accumulated other comprehensive loss	(438.8)	(191.2)
Total shareholders' equity	8,084.4	2,200.9
Total liabilities and shareholders' equity	$13,936.6	$5,577.5
See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per-share amounts)

	Year ended November 30,
	2016	2015	2014
Revenue	$2,734.8	$2,184.3	$2,079.8
Operating expenses:
Cost of revenue	1,037.7	819.2	815.2
Selling, general and administrative	907.1	795.3	789.8
Depreciation and amortization	335.7	215.1	181.2
Restructuring charges	22.8	39.4	8.8
Acquisition-related costs	161.2	1.5	1.9
Net periodic pension and postretirement expense	10.0	4.5	6.7
Other expense (income), net	(0.1)	1.5	(1.3)
Total operating expenses	2,474.4	1,876.5	1,802.3
Operating income	260.4	307.8	277.5
Interest income	1.3	0.9	1.0
Interest expense	(119.4)	(70.9)	(55.4)
Non-operating expense, net	(118.1)	(70.0)	(54.4)
Income from continuing operations before income taxes and equity in loss of equity method investee	142.3	237.8	223.1
Benefit (provision) for income taxes	5.1	(48.9)	(45.1)
Equity in loss of equity method investee	(4.5)	—	—
Income from continuing operations	142.9	188.9	178.0
Income from discontinued operations, net	9.2	51.3	16.5
Net income	$152.1	$240.2	$194.5
Net loss attributable to noncontrolling interest	0.7	—	—
Net income attributable to IHS Markit Ltd.	$152.8	$240.2	194.5

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.46	$0.78	$0.73
Income from discontinued operations, net	0.03	0.21	0.07
Net income attributable to IHS Markit Ltd.	$0.49	$0.99	$0.80
Weighted average shares used in computing basic earnings per share	309.2	243.4	242.4

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.45	$0.77	$0.72
Income from discontinued operations, net	0.03	0.21	0.07
Net income attributable to IHS Markit Ltd.	$0.48	$0.97	$0.79
Weighted average shares used in computing diluted earnings per share	316.3	246.4	245.8

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended November 30,
	2016	2015	2014
Net income	$152.1	$240.2	$194.5
Other comprehensive loss, net of tax:
Net hedging activities (1)	4.1	(5.1)	(7.3)
Net pension liability adjustment (2)	(1.3)	0.5	(5.4)
Foreign currency translation adjustment	(250.4)	(79.9)	(37.0)
Total other comprehensive loss	(247.6)	(84.5)	(49.7)
Comprehensive income (loss)	$(95.5)	$155.7	$144.8
Comprehensive loss attributable to noncontrolling interest	0.7	—	—
Comprehensive income (loss) attributable to IHS Markit Ltd.	$(94.8)	$155.7	$144.8

(1) Net of tax benefit (expense) of $(2.8), $3.3, and $4.8 for the years ended November 30, 2016, 2015, and 2014, respectively.
(2) Net of tax benefit (expense) of $0.6, $(0.6), and $3.2 for the years ended November 30, 2016, 2015, and 2014, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended November 30,
	2016	2015	2014
Operating activities:
Net income attributable to IHS Markit Ltd.	$152.8	$240.2	$194.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	335.7	235.5	202.1
Stock-based compensation expense	206.2	135.4	167.4
Gain on sale of business	(41.5)	—	—
Impairment of assets	—	4.6	—
Excess tax benefit from stock-based compensation	(5.6)	(5.5)	(13.3)
Net periodic pension and postretirement expense	10.0	4.5	6.7
Undistributed loss of affiliates, net	2.2	—	—
Pension and postretirement contributions	(5.7)	(5.9)	(13.5)
Deferred income taxes	6.7	(34.9)	(10.3)
Change in assets and liabilities:
Accounts receivable, net	(8.5)	56.1	36.4
Other current assets	12.3	(15.6)	(8.8)
Accounts payable	(12.5)	(4.1)	(11.4)
Accrued expenses	35.6	(0.1)	36.2
Income tax	(44.7)	32.1	6.3
Deferred revenue	(14.6)	(34.2)	29.7
Other liabilities	9.9	4.5	6.1
Net cash provided by operating activities	638.3	612.6	628.1
Investing activities:
Capital expenditures on property and equipment	(147.6)	(122.9)	(114.5)
Acquisitions of businesses, net of cash acquired	(1,014.4)	(369.9)	(210.4)
Proceeds from sale of business	190.9	—	—
Intangible assets acquired	—	—	(0.7)
Change in other assets	(4.5)	(3.8)	(4.6)
Settlements of forward contracts	(7.2)	0.6	6.2
Net cash used in investing activities	(982.8)	(496.0)	(324.0)
Financing activities:
Proceeds from borrowings	4,018.0	550.0	2,485.0
Repayment of borrowings	(3,364.8)	(261.2)	(2,817.2)
Payment of debt issuance costs	(22.8)	—	(19.0)
Excess tax benefit from stock-based compensation	5.6	5.5	13.3
Proceeds from the exercise of employee stock options	147.3	—	—
Repurchases of common stock	(605.8)	(248.9)	(59.9)
Net cash provided by (used in) financing activities	177.5	45.4	(397.8)
Foreign exchange impact on cash balance	12.8	(22.1)	(11.5)
Net increase (decrease) in cash and cash equivalents	(154.2)	139.9	(105.2)
Cash and cash equivalents at the beginning of the period	293.1	153.2	258.4
Cash and cash equivalents at the end of the period	138.9	293.1	153.2
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	—	(1.5)	—
Cash and cash equivalents from continuing operations at the end of the period	$138.9	$291.6	$153.2
See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings		Total
Balance at November 30, 2013	239.7	$2.4	$786.9	$(45.9)	$1,220.6	$(57.0)	$1,907.0
Share-based award activity	3.5	0.1	154.4	(60.0)	—	—	94.5
Excess tax benefit on vested shares	—	—	13.3	—	—	—	13.3
Net income attributable to IHS Markit Ltd.	—	—	—	—	194.5	—	194.5
Other comprehensive loss	—	—	—	—	—	(49.7)	(49.7)
Balance at November 30, 2014	243.2	2.5	954.6	(105.9)	1,415.1	(106.7)	2,159.6
Share-based award activity	2.9	—	91.2	(10.7)	—	—	80.5
Excess tax benefit on vested shares	—	—	5.5	—	—	—	5.5
Repurchases of common shares	(5.9)	—	—	(200.4)	—	—	(200.4)
Net income attributable to IHS Markit Ltd.	—	—	—	—	240.2	—	240.2
Other comprehensive loss	—	—	—	—	—	(84.5)	(84.5)
Balance at November 30, 2015	240.2	2.5	1,051.3	(317.0)	1,655.3	(191.2)	2,200.9
Repurchases of common shares	(17.1)	—	—	(570.0)	—	—	(570.0)
Common shares issued in connection with the Merger	182.8	2.0	6,245.4	—	—	—	6,247.4
Cancellation of treasury shares	—	—	(420.2)	420.2	—	—	—
Share-based award activity	2.7	—	183.7	(32.3)	—	—	151.4
Option exercises	6.4	—	147.3	—	—	—	147.3
Excess tax benefit on vested shares	—	—	3.4	—	—	—	3.4
Net income attributable to IHS Markit Ltd.	—	—	—	—	152.8	—	152.8
Noncontrolling interest activity	—	—	—	—	(1.2)	—	(1.2)
Other comprehensive loss	—	—	—	—	—	(247.6)	(247.6)
Balance at November 30, 2016	415.0	$4.5	$7,210.9	$(499.1)	$1,806.9	$(438.8)	$8,084.4
See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

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

Our segments are organized to address customer needs by industry and workflow, as follows:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions (CMS), which includes our Product Design; Technology, Media & Telecom; and Economics & Country Risk product offerings; and

•	Financial Services, which includes our Information; Processing; and Solutions product offerings.

We offer the majority of our products and services through recurring fixed and variable fee arrangements, and this business model has historically delivered stable revenue and predictable cash flows.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, was held in the first quarter of 2016 and will be held in the second quarter of 2017. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2015 and the next release will be in the third quarter of 2017.

2.	Significant Accounting Policies

Fiscal Year End
Our fiscal year ends on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2016 means the year ended November 30, 2016.

Consolidation Policy
The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In July 2014, legacy Markit acquired a controlling stake in Compliance Technologies International LLP. At the time of the acquisition, a back-to-back put/call option for the shares held by the noncontrolling interest was established, with the earliest exercise date being July 2017. Subsequent to the Merger, the put/call option has been accounted for as mezzanine equity, with current income or loss being recorded as an adjustment to the mezzanine equity balance and the mezzanine equity balance accreting value up to the earliest redemption date. The carrying value of the mezzanine equity approximates fair value.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include valuation of long-lived and intangible assets and goodwill, income taxes, pension accounting, allowance for doubtful accounts, and stock-based compensation. Actual results could differ from those estimates.

Concentration of Credit Risk
We are exposed to credit risk associated with cash equivalents, foreign currency and interest rate derivatives, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government, and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for probable credit losses. The allowance is based upon management’s assessment of known credit risks as well as general industry and economic conditions. Specific accounts receivable are written off upon notification of bankruptcy or once the account is significantly past due and our collection efforts are unsuccessful.

Segments
We periodically reassess our identification of operating segments. As a result of changes in our organizational structure in the fourth quarter of 2015, we changed our segments from a geographic view to a product category view. In 2016, as a result of the Merger, we created a new Financial Services segment, which consists entirely of the legacy Markit business. Consequently, our chief operating decision maker (CODM) reviews operating results at the Resources, Transportation, CMS, and Financial Services segment level when determining how to allocate resources and assess performance.

Fair Value Measurements
Fair value is determined based on the assumptions that market participants would use in pricing the asset or liability. We utilize the following fair value hierarchy in determining fair values:

Level 1 – Quoted prices for identical assets or liabilities in active markets.

Level 2 – Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.

Level 3 – Unobservable inputs reflecting our view about the assumptions that market participants would use in pricing the asset or liability.

Our cash, accounts receivable, and accounts payable are all short-term in nature; therefore, the carrying value of these items approximates their fair value. The carrying value of our debt instruments other than our senior notes approximate their fair value because of the variable interest rate associated with those instruments. The fair value of the senior notes is included in Note 8, and is measured using observable inputs in markets that are not active; consequently, we have classified the senior notes within Level 2 of the fair value hierarchy. Our derivatives, as further described in Note 7, are measured at fair value on a recurring basis by reference to similar transactions in active markets and observable inputs other than quoted prices; consequently, we have classified those financial instruments within Level 2 of the fair value hierarchy. Our pension plan assets, as further described in Note 13, are measured at fair value on a recurring basis by reference to similar assets in active markets and are therefore also classified within Level 2 of the fair value hierarchy.

Revenue Recognition

Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured.

The majority of our offerings are provided under recurring agreements containing standard terms and conditions. A significant proportion of our revenue is derived from these recurring revenue arrangements, which are initially deferred and then recognized ratably as delivered over the term of the agreement for annual contractual periods billed up front, or is billed and recognized on a monthly basis. For recurring revenue, the timing of our cash flows generally precedes the recognition of revenue and income due to the receipt of payment in advance of delivering our services. In recurring revenue arrangements that are based on volume usage, we recognize revenue in line with the usage in the period. Customers are invoiced on a monthly basis to reflect actual usage under these arrangements.

Revenue is recognized upon delivery for non-recurring sales.

In certain locations, we use dealers to distribute our product offerings. For recurring product offerings sold through dealers, revenue is recognized ratably as delivered to the end user over the term of the agreement. For non-recurring product offerings sold through dealers, revenue is recognized upon delivery to the dealer.

We do not defer revenue for the limited number of recurring sales where we act as a sales agent for third parties and have no continuing responsibility to maintain and update the underlying database. We recognize this revenue on a net basis upon the sale of these products and delivery of the information and tools.

Services
We provide our customers with service offerings that are primarily sold on a stand-alone basis and on a significantly more limited basis as part of a multiple-element arrangement. Our service offerings are generally separately priced in a standard price book. For services that are not in a standard price book, as the price varies based on the nature and complexity of the service offering, pricing is based on the estimated amount of time to be incurred at standard billing rates for the estimated underlying effort for executing the associated deliverable in the contract. Revenue related to services performed under time-and-material-based contracts is recognized in the period performed at standard billing rates. Revenue associated with fixed-price contracts is recognized upon completion of each specified performance obligation. See discussion of “multiple-element arrangements” below. If the contract includes acceptance contingencies, revenue is recognized in the period in which we receive documentation of acceptance from the customer.

Software
In addition to meeting the standard revenue recognition criteria described above, revenue from software arrangements must also meet the requirement that vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements exists. As a significant portion of our software licenses are sold in multiple-element arrangements that include either maintenance or, in more limited circumstances, both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We recognize license revenue upon delivery, with maintenance revenue recognized ratably over the maintenance period. Delivery for software sales is deemed to occur upon electronic shipment of the license key to the end user. We have established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of pricing maintenance as a percentage of the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis.

Multiple-element arrangements
Occasionally, we may execute contracts with customers which contain multiple offerings. In our business, multiple-element arrangements refer to contracts with separate fees for subscription offerings, decision-support tools, maintenance, and/or related services. We have established separate units of accounting as each offering is primarily sold on a stand-alone basis. Using the relative selling price method, each element of the arrangement is allocated based generally on stand-alone sales of these products and services, which constitutes VSOE of selling price. We do not use any other factors, inputs, assumptions, or methods to determine an estimated selling price. We recognize the elements of the contract as follows:

•
Recurring offerings and license fees are recognized ratably over the license period as long as there is an associated licensing period or a future obligation. Otherwise, revenue is recognized upon delivery.

•
For non-recurring offerings of a multiple-element arrangement, the revenue is generally recognized for each element in the period in which delivery of the product to the customer occurs, completion of services occurs or, for post-contract support, ratably over the term of the maintenance period.

•
In some instances, customer acceptance is required for consulting services rendered. For those transactions, the service revenue component of the arrangement is recognized in the period that customer acceptance is obtained.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Deferred Subscription Costs
Deferred subscription costs represent royalties and certain dealer commissions associated with customer subscriptions. These costs are deferred and amortized to expense over the period of the subscriptions.

Property and Equipment
Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	7	to	30	years
Capitalized software	3	to	7	years
Computers and office equipment	3	to	10	years

Leasehold improvements are depreciated over the shorter of their estimated useful life or the life of the lease. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. We also capitalize certain software development costs in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."

We review the carrying amounts of long-lived assets such as property and equipment whenever current events or circumstances indicate their value may be impaired. A long-lived asset with a finite life is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Leases
In certain circumstances, we enter into leases with free rent periods, tenant improvement allowances, and rent escalations over the term of the lease. In such cases, we calculate the total payments over the term of the lease and record them ratably as rent expense over that term.

Intangible Assets and Goodwill
We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired. We evaluate our intangible assets and goodwill for impairment at least annually, as well as whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairments are expensed as incurred.

Finite-lived intangible assets
Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, as follows:

Information databases	3	to	15	years
Customer relationships	6	to	25	years
Developed technology	3	to	15	years
Developed computer software	8	to	10	years
Trademarks	2	to	15	years
Other	1	to	8	years

Indefinite-lived intangible assets

When performing the impairment test for indefinite-lived intangible assets, we use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If we believe an impairment has occurred, we then evaluate for impairment by comparing the amount by which the carrying value of the asset exceeds its fair value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We estimate the fair value of trademarks based on the relief-from-royalty method using projected discounted future cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and could result in an impairment charge.

Goodwill
We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We determined that we have five reporting units for 2016. We test goodwill for impairment by determining the fair value of each reporting unit and comparing it to the reporting unit's carrying value. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values. There were no deficiencies in reporting unit fair values versus carrying values in the fiscal years ended November 30, 2016, 2015, and 2014.

Income Taxes
Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally intangible assets, property and equipment, deferred revenue, pension and other postretirement benefits, accruals, and stock-based compensation. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

Judgment is required in determining the worldwide provision for income taxes. Additionally, the income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities and to changes in tax law and rates in many jurisdictions. We adjust our income tax provision in the period in which it becomes probable that actual results will differ from our estimates.

Pension Accounting
During the fourth quarter of each fiscal year (or upon any other remeasurement date), we immediately recognize net actuarial gains or losses in excess of a corridor in our operating results. The corridor amount is equivalent to 10 percent of the greater of the market-related value of plan assets or the plan's benefit obligation at the beginning of the year. We use the actual fair value of plan assets at the measurement date as the measure of the market-related value of plan assets.

Treasury Shares
Treasury share purchases, whether through share withholdings for taxes or repurchase programs and transactions, are recorded at actual cost. Issuances from treasury shares are recorded using the weighted-average cost method.

Earnings per Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into common shares.

Advertising Costs
Production costs are expensed as of the first date that the advertisements take place. Advertising expense was approximately $50.8 million, $44.7 million, and $35.2 million for the years ended November 30, 2016, 2015, and 2014, respectively, and was primarily comprised of advertising for CARFAX.

Foreign Currency
The functional currency of each of our foreign subsidiaries is typically such subsidiary’s local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Any translation adjustments are included in other comprehensive income. Transactions executed in currencies other than a subsidiary's functional currency (which result in exchange adjustments) are remeasured at spot rates and resulting foreign-exchange-transaction gains and losses are included in the results of operations.

Stock-Based Compensation
All stock-based awards are recognized in the income statement based on their grant date fair values. In addition, we estimate forfeitures at the grant date. Compensation expense is recognized based on the number of awards expected to vest. We adjust compensation expense in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. We amortize the value of stock-based awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, we evaluate the probability of the number of shares that are expected to vest, and compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current year presentation, particularly in Note 12, due to the change in our tax domicile during 2016.

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

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are continuing to evaluate the impact of these new standards on our consolidated financial statements, as well as which transition method we intend to use.

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

In April 2015, the FASB issued ASU 2015-05, which provides guidance about a customer's accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. The standard will be effective for us in the first quarter of our fiscal year 2017. We will adopt this standard using the prospective transition method, and do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for us in the first quarter of our fiscal year 2017. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, which changes several aspects of the accounting for stock-based compensation, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We have decided to early adopt the standard in the first quarter of our fiscal 2017, but don't expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us in the first quarter of our fiscal 2019. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, which removes Step 2 from the goodwill impairment test. The standard will be effective for us in the first quarter of our fiscal 2021, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

3.	Business Combinations

During the year ended November 30, 2016, we completed the following acquisitions:

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

Markit is a leading global provider of financial information services. Its offerings are designed to enhance transparency, reduce risk, and improve operational efficiency in the financial markets. We have created a new Financial Services segment for Markit's business, and we have included revenue and expense attributable to Markit in the Financial Services segment from the date of the Merger. Markit contributed $449.0 million of revenue and a loss of $37.7 million from continuing operations for the post-Merger period ended November 30, 2016.

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

	Year ended November 30,
Supplemental pro forma financial information (unaudited)	2016	2015
	(In millions)
Total revenue	$3,450.9	$3,297.7
Net income	$291.9	$107.6

The pro forma net income excludes $70.0 million of one-time merger and transaction costs for the year ended November 30, 2016.

The purchase price allocation for these acquisitions is preliminary and may change upon completion of the determination of fair value. The following table summarizes the preliminary purchase price allocation, net of acquired cash, for these acquisitions (in millions):

	CARPROOF	OPIS	Markit	Total
Assets:
Current assets	$6.4	$13.8	$305.6	$325.8
Property and equipment	2.2	1.7	61.2	65.1
Intangible assets	168.3	200.3	3,288.8	3,657.4
Goodwill	330.0	464.6	4,281.0	5,075.6
Other long-term assets	—	—	10.5	10.5
Total assets	506.9	680.4	7,947.1	9,134.4

Liabilities:
Current liabilities	2.7	3.2	250.8	256.7
Deferred revenue	0.2	24.8	230.8	255.8
Deferred taxes	44.5	—	693.7	738.2
Long-term debt	—	—	546.5	546.5
Other long-term liabilities	0.3	0.1	17.9	18.3
Noncontrolling interest	—	—	57.1	57.1
Total liabilities and noncontrolling interest	47.7	28.1	1,796.8	1,872.6

Purchase price, net of cash acquired	$459.2	$652.3	$6,150.3	$7,261.8

Of the goodwill recorded for these acquisitions, approximately $739.9 million is tax deductible.

During the year ended November 30, 2015, we completed the following acquisitions, none of which were material either individually or in the aggregate:

JOC Group Inc. (JOC Group). On December 9, 2014, we acquired JOC Group, a global supplier of U.S. seaborne trade intelligence. We acquired JOC Group in support of our strategy to build integrated workflow solutions that target critical industry and government needs relating to global trade.

Infonetics Research, Inc. (Infonetics). On December 15, 2014, we acquired Infonetics, a provider of communications technology market intelligence. We acquired Infonetics to support our objective of providing customers with a global, end-to-end view of the information and communications technology supply chain.

Rushmore Associates Limited (Rushmore Reviews). On February 3, 2015, we acquired Rushmore Reviews, a service provider for drilling and completions solutions in the oil and gas industry. We acquired Rushmore Reviews in order to complement our existing set of well information assets and expand them globally.

Dataium. On March 25, 2015, we acquired Dataium, a U.S.-based company that provides business intelligence and analysis to the automotive industry. We acquired Dataium in order to enhance our automotive offerings with Dataium's compilation and analysis of online automotive shopping behavior and markets.

Root Wireless, Inc. (RootMetrics). On April 17, 2015, we acquired RootMetrics, a provider of mobile network analytics. We acquired RootMetrics in order to strengthen our position in telecommunications analytics and market intelligence, particularly related to the mobile user experience.

The following table summarizes the purchase price allocation, net of acquired cash, for all acquisitions completed in 2015 (in millions):

Total
Assets:
Current assets	$18.4
Property and equipment	1.9
Intangible assets	139.4
Goodwill	271.1
Other long-term assets	2.0
Total assets	432.8
Liabilities:
Current liabilities	1.7
Deferred revenue	18.1
Deferred taxes	43.0
Other long-term liabilities	0.1
Total liabilities	62.9
Purchase price	$369.9

During the year ended November 30, 2014, we completed the following acquisitions, none of which were material either individually or in the aggregate:

Global Trade Information Services (GTI). On August 1, 2014, we acquired GTI, a leading provider of international merchandise trade data. We acquired GTI in order to support our strategy of building integrated workflow solutions that target industry needs related to global trade.

PCI Acrylonitrile Limited (PCI Acrylonitrile). On August 28, 2014, we acquired PCI Acrylonitrile, a provider of information and analysis on the acrylonitrile propylene derivative product. We acquired PCI Acrylonitrile in order to strengthen our position in chemical market advisory services.

DisplaySearch and Solarbuzz. On November 6, 2014, we acquired the DisplaySearch and Solarbuzz businesses of The NPD Group. DisplaySearch conducts global primary research in display technology and Solarbuzz provides market intelligence, research, and forecasting for the solar industry. We acquired these two businesses in order to strengthen our supply chain offerings for displays and to help us develop new offerings in the solar market.

PacWest Consulting Partners (PacWest). On November 17, 2014, we acquired PacWest, a provider of information, market intelligence, and strategic analysis to the upstream unconventional oil and gas industry. We acquired PacWest in order to expand our presence in the hydraulic fracturing and related unconventional space.

The following table summarizes the purchase price allocation, net of acquired cash, for these acquisitions (in millions):

Total
Assets:
Current assets	$6.6
Property and equipment	0.3
Intangible assets	88.5
Goodwill	130.3
Other long-term assets	—
Total assets	225.7
Liabilities:
Current liabilities	0.6
Deferred revenue	14.3
Other long-term liabilities	0.4
Total liabilities	15.3
Purchase price	$210.4

4.	Accounts Receivable

Our accounts receivable balance consists of the following as of November 30, 2016 and 2015 (in millions):

	2016	2015
Accounts receivable	$651.6	$368.4
Less: Accounts receivable allowance	(16.0)	(12.5)
Accounts receivable, net	$635.6	$355.9

We record an accounts receivable allowance when it is probable that the accounts receivable balance will not be collected. The amounts comprising the allowance are based upon management’s estimates and historical collection trends. The activity in our accounts receivable allowance consists of the following for the years ended November 30, 2016, 2015, and 2014, respectively (in millions):

	2016	2015	2014
Balance at beginning of year	$12.5	$12.2	$11.0
Provision for bad debts	11.4	13.4	12.5
Other additions	2.4	2.4	1.0
Write-offs and other deductions	(10.3)	(15.5)	(12.3)
Balance at end of year	$16.0	$12.5	$12.2

5.	Property and Equipment

Property and equipment consists of the following as of November 30, 2016 and 2015 (in millions):

	2016	2015
Land, buildings and improvements	$155.5	$115.2
Capitalized software	553.6	374.8
Computers and office equipment	298.6	121.9
Property and equipment, gross	1,007.7	611.9
Less: Accumulated depreciation	(591.5)	(297.5)
Property and equipment, net	$416.2	$314.4

Depreciation expense was $114.8 million, $85.0 million, and $65.0 million for the years ended November 30, 2016, 2015, and 2014, respectively.

6.	Intangible Assets

The following table presents details of our acquired intangible assets, other than goodwill (in millions):

	As of November 30, 2016			As of November 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$768.0	$(283.9)	$484.1	$595.2	$(233.7)	$361.5
Customer relationships	2,910.6	(217.4)	2,693.2	540.5	(135.4)	405.1
Developed technology	755.4	(20.1)	735.3	—	—	—
Developed computer software	84.9	(44.9)	40.0	84.9	(36.0)	48.9
Trademarks	400.9	(59.8)	341.1	166.3	(34.8)	131.5
Other	12.4	(7.5)	4.9	14.8	(5.7)	9.1
Total	4,932.2	(633.6)	4,298.6	1,401.7	(445.6)	956.1
Intangible assets not subject to amortization:
Trademarks	53.2	—	53.2	58.6	—	58.6
Total intangible assets	$4,985.4	$(633.6)	$4,351.8	$1,460.3	$(445.6)	$1,014.7

Intangible asset amortization expense was $220.9 million, $130.1 million, and $116.3 million for the years ended November 30, 2016, 2015, and 2014, respectively. Estimated future amortization expense related to intangible assets held as of November 30, 2016 is as follows (in millions):

Year	Amount
2017	$316.7
2018	$305.3
2019	$291.6
2020	$282.1
2021	$276.1
Thereafter	$2,826.8

Changes in our goodwill and gross intangible assets from November 30, 2015 to November 30, 2016 were primarily the result of our recent acquisition activities, as described in Note 3. The change in net intangible assets was also primarily due to our 2016 acquisition activity, partially offset by current year amortization. Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects.

7.	Derivatives

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and Singapore Dollar-denominated and Indian Rupee-denominated expenses. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of November 30, 2016 was approximately $40.8 million. There were no outstanding foreign currency forwards under these agreements as of November 30, 2015.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, on the consolidated statements of operations, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of November 30, 2016 and 2015 (in millions):

	November 30, 2016		November 30, 2015
Notional amount of currency pair:
Contracts to buy USD with CAD		$37.2		$—
Contracts to buy CAD with USD	C$	6.7	C$	9.3
Contracts to buy USD with EUR		$8.8		$8.5
Contracts to buy EUR with USD		€13.0		€—
Contracts to buy CHF with USD	CHF	9.0	CHF	19.0
Contracts to buy GBP with EUR		£—		£3.5
Contracts to buy EUR with GBP		€8.0		€—
Contracts to buy GBP with USD		£195.7		£7.2
Contracts to buy NOK with GBP	NOK	57.0	NOK

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of November 30, 2016 and 2015 (in millions):

	Fair Value of Derivative Instruments
	November 30, 2016	November 30, 2015	Balance Sheet Location
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$1.4	$—	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	3.8	0.1	Other current assets
Total	$5.2	$0.1

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$18.0	$24.3	Other liabilities
Foreign currency forwards	0.1	—	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	0.6	0.4	Other accrued expenses
Total	$18.7	$24.7

The net gain (loss) on foreign currency forwards that are not designated as hedging instruments for the years ended November 30, 2016, 2015, and 2014, respectively, was as follows (in millions):

		Amount of (gain) loss recognized in the consolidated statements of operations
	Location on consolidated statements of operations	2016	2015	2014
Foreign currency forwards	Other expense (income), net	$4.2	$4.9	$(6.3)

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI as of November 30, 2016 and November 30, 2015, as well as the activity on our cash flow hedging instruments for the years ended November 30, 2016, 2015, and 2014, respectively (in millions):

	Year ended November 30,
	2016	2015	2014
Beginning balance	$(14.6)	$(9.5)	$(2.2)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(2.5)	(6.5)	(8.9)
Foreign currency forwards	0.7	0.9	0.6
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	6.1	1.9	0.9
Foreign currency forwards (1)	(0.2)	(1.4)	0.1
Ending balance	$(10.5)	$(14.6)	$(9.5)

(1) Amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $6.9 million of the $18.0 million unrecognized losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

8.	Debt

The following table summarizes total indebtedness as of November 30, 2016 and 2015 (in millions):

	November 30, 2016	November 30, 2015
2016 revolving facility	$1,282.0	$—
2016 term loan:
Tranche A-1	647.8	—
Tranche A-2	543.1	—
5% senior notes due 2022	750.0	750.0
Institutional senior notes:
Series A	95.9	—
Series B	53.8	—
Share repurchase liability	43.4	—
Debt issuance costs	(38.3)	(23.7)
Capital leases	6.2	6.2
2014 revolving facility	—	710.0
2013 term loan	—	665.0
Total debt	$3,383.9	$2,107.5
Current portion	(104.6)	(36.0)
Total long-term debt	$3,279.3	$2,071.5

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (2016 revolving facility). Borrowings under the 2016 revolving facility mature in July 2021. The interest rates for borrowings under the 2016 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the revolving facility agreement. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.4 million of outstanding letters of credit under the 2016 revolving facility as of November 30, 2016, which reduces the available borrowing under the facility by an equivalent amount. Amounts borrowed under the 2016 revolving facility were used to repay all amounts borrowed under the 2014 revolving facility.

2016 term loan. In July 2016, we entered into a $1.206 billion amortizing term loan agreement (2016 term loan) that includes two tranches. The 2016 term loan has a final maturity date of July 2021. The interest rates for borrowings under the 2016 term loan are the same as those under the 2016 revolving facility. Amounts borrowed under the 2016 term loan were used to repay all amounts borrowed under the 2013 term loan.

Subject to certain conditions, the 2016 revolving facility and the 2016 term loan may be expanded by up to an aggregate of $500 million in additional commitments or term loans. The 2016 revolving facility and the 2016 term loan have certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the agreement.

5% senior notes due 2022 (5% Notes). In October 2014, IHS Inc. issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the Securities Act). In August 2015, we completed a registered exchange offer for the 5% Notes. In July 2016, in connection with the Merger described in Note 1, we completed an exchange offer for $742.8 million of the outstanding 5% Notes for an equal principal amount of new 5% senior unsecured notes issued by IHS Markit with the same maturity. Approximately $7.2 million of the 5% Notes did not participate in the exchange offer. The new 5% notes are not, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The new 5% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority.

The 5% Notes bear interest at a fixed rate of 5.00% and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to

101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 5% Notes as of November 30, 2016 was approximately $770 million.

Institutional senior notes. In November 2015, Markit issued two series of senior unsecured notes having an aggregate principal amount of $500 million to certain institutional investors. In November 2016, we completed an offer to repurchase approximately $350 million of the notes. The Series A notes bear interest at a fixed rate of 3.73 percent and mature on November 4, 2022. The Series B notes bear interest at a fixed rate of 4.05 percent and mature on November 4, 2025. Interest is paid semi-annually from the anniversary of issuance. The institutional senior notes have certain financial and other covenants, including a maximum Consolidated Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the Note Purchase and Guarantee Agreement. We believe that the fair value of the outstanding institutional senior notes as of November 30, 2016 was approximately $146 million.

Share repurchase liability. In August 2012, Markit executed a share repurchase where the consideration is payable in quarterly installments through May 2017. The carrying value of the debt is calculated using cash flows discounted at a rate based on an average borrowing rate of 3.10 percent.

2014 revolving facility. In October 2014, we entered into a $1.3 billion senior unsecured revolving credit agreement (2014 revolving facility). Borrowings under the 2014 revolving facility were set to mature in October 2019 and bore interest at the same rates and spreads as the 2013 term loan, as described below. A commitment fee on any unused balance was payable periodically and ranged from 0.13 percent to 0.30 percent based upon our Leverage Ratio. In July 2016, we repaid all amounts outstanding, cancelled all commitments under the 2014 revolving facility, and terminated the 2014 revolving facility.

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

On January 26, 2017, we entered into a 364-day $500 million term loan (2017 term loan). The 2017 term loan is structured as a non-amortizing loan with repayment of principal due at maturity.  The interest rates for borrowings under the 2017 term loan are the same as those under the 2016 revolving facility. The 2017 term loan has certain financial covenants that are the same as the 2016 revolving facility and 2016 term loan, including a Maximum Leverage Ratio and Minimum Interest Coverage ratio, as such terms are defined in the agreements.

As of November 30, 2016, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments and expected cash availability over the next 12 months. As of November 30, 2016, we had approximately $1.282 billion of outstanding borrowings under the 2016 revolving facility at a current annual interest rate of 1.94 percent and approximately $1.191 billion of outstanding borrowings under the 2016 term loan at a current weighted average annual interest rate of 2.74 percent, including the effect of the interest rate swaps described in Note 7.

Maturities of outstanding borrowings under the share repurchase liability, term loans, and notes as of November 30, 2016 are as follows (in millions):

Year	Amount
2017	$104.2
2018	75.4
2019	120.6
2020	120.6
2021	814.1
Thereafter	899.1
$2,134.0

9.	Restructuring Charges

During 2014, we eliminated 168 positions and incurred additional direct and incremental costs related to identified operational efficiencies, consolidation of positions to our COE locations, and consolidation of our legacy data centers. We recorded approximately $8.8 million of restructuring charges for these activities. Of the total charge, approximately $3.5 million was recorded in the Resources segment, $2.5 million was recorded in the Transportation segment, and $2.8 million was recorded in the CMS segment.

During 2015, we eliminated 460 positions and incurred additional direct and incremental costs related to identified operational efficiencies (including lease abandonments), continued consolidation of positions to our COE locations, and further consolidation of our legacy data centers, particularly as we realigned to our new segment structure and simplified and reduced our centralized marketing, sales support, and shared services cost structures. We recorded approximately $39.4 million of restructuring charges for these activities. Of these charges, approximately $22.6 million was recorded in the Resources segment, $7.5 million was recorded in the Transportation segment, and $9.3 million was recorded in the CMS segment.

During 2016, we eliminated 327 positions as we continued the transition to our new segment operating model and continued to leverage our shared services cost structure. We also incurred additional direct and incremental costs related to lease abandonments, as well as revising a lease abandonment estimate because we secured a sub-tenant much earlier than anticipated. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges. We recorded approximately $22.8 million of restructuring charges for these activities. Of these charges, approximately $12.1 million was recorded in the Resources segment, $4.4 million was recorded in the Transportation segment, and $6.3 million was recorded in the CMS segment. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

The following table shows our restructuring activity and provides a reconciliation of the restructuring liability as of November 30, 2016 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2013	$2.6	$0.1	$—	$2.7
Add: Restructuring costs incurred	8.4	0.4	1.3	10.1
Revision to prior estimates	(1.6)	0.3	—	(1.3)
Less: Amount paid	(6.5)	(0.7)	(1.2)	(8.4)
Balance at November 30, 2014	2.9	0.1	0.1	3.1
Add: Restructuring costs incurred	32.2	7.4	1.4	41.0
Revision to prior estimates	(1.6)	—	—	(1.6)
Less: Amount paid	(25.0)	(1.3)	(1.4)	(27.7)
Balance at November 30, 2015	8.5	6.2	0.1	14.8
Add: Restructuring costs incurred	20.6	4.1	—	24.7
Revision to prior estimates	(1.7)	(0.2)	—	(1.9)
Less: Amount paid	(26.4)	(4.1)	—	(30.5)
Balance at November 30, 2016	$1.0	$6.0	$0.1	$7.1

As of November 30, 2016, approximately $3.4 million of the remaining liability was in the Resources segment, approximately $2.4 million was in the Transportation segment, and approximately $1.3 million was in the CMS segment. Approximately $4.9 million of the balance is expected to be paid in 2017; the remaining amount relates to lease abandonments that will be paid over the remaining lease periods through 2021.

10.	Acquisition-related Costs

During 2014, we incurred approximately $1.9 million in costs associated with acquisitions, including severance, lease abandonments, and professional fees. Approximately $0.8 million of the costs were incurred in the Resources segment, $0.6 million of the costs were incurred in the Transportation segment, and $0.5 million of the costs were incurred in the CMS segment.

During 2015, we incurred approximately $1.5 million in costs associated with acquisitions, including severance, lease abandonments, and professional fees. Certain of these costs were incurred for a transaction that we chose not to consummate. Approximately $0.9 million of the total charge was recorded in the Resources segment and $0.6 million was allocated to shared services.

During 2016, we incurred approximately $161.2 million in costs associated with acquisitions, primarily the Merger. Approximately $90 million of the costs were related to advisory and banker fees from the Merger, and another $60 million was for costs to achieve Merger synergy targets, including employee severance and retention costs, as well as contract termination costs primarily related to the consolidation of our legacy facilities. As a result of the Merger, we eliminated 307 positions. Approximately $78.4 million of the total charge was allocated to shared services, with $69.6 million of the charge recorded in the Financial Services segment, $3.0 million in the Resources segment, $7.4 million in the Transportation segment, and $2.8 million in the CMS segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of November 30, 2016 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2013	$5.8	$0.2	$0.1	$6.1
Add: Costs incurred	0.9	0.5	0.7	2.1
Revision to prior estimates	(0.2)	—	—	(0.2)
Less: Amount paid	(5.9)	(0.6)	(0.4)	(6.9)
Balance at November 30, 2014	$0.6	$0.1	$0.4	$1.1
Add: Costs incurred	—	0.2	1.4	1.6
Revision to prior estimates	—	—	—	—
Less: Amount paid	(0.6)	(0.2)	(1.5)	(2.3)
Balance at November 30, 2015	$—	$0.1	$0.3	$0.4
Add: Costs incurred	43.6	7.9	109.9	161.4
Revision to prior estimates	—	—	(0.2)	(0.2)
Less: Amount paid	(18.9)	0.6	(93.3)	(111.6)
Balance at November 30, 2016	$24.7	$8.6	$16.7	$50.0

As of November 30, 2016, the $50.0 million remaining liability was primarily in the Financial Services segment and in shared services. We expect that substantially all of the remaining liability will be paid in 2017.

11.	Discontinued Operations

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

Operating results for discontinued operations for the years ended November 30, 2016, 2015, and 2014, respectively, were as follows (in millions):

	2016	2015	2014
Revenue	$53.5	$130.0	$151.0

Income from discontinued operations before income taxes	$54.9	$15.9	$26.1
Tax (expense) benefit	(45.7)	35.4	(9.5)
Income from discontinued operations, net	$9.2	$51.3	$16.6

Assets and liabilities from discontinued operations related to the divestiture of the GlobalSpec and OE&RM product groups consisted of the following amounts (in millions):

	At disposal date	November 30, 2015
Current assets	$2.5	$19.5
Property and equipment, net	20.3	16.4
Intangible assets, net	58.8	58.3
Goodwill	103.3	99.2
Total assets	$184.9	$193.4

Current liabilities	$0.6	$1.3
Deferred revenue	26.5	19.6
Deferred income taxes	11.8	11.2
Total liabilities	$38.9	$32.1

12.	Income Taxes

The amounts of income from continuing operations before income taxes and equity in loss of equity method investee for the years ended November 30, 2016, 2015, and 2014, respectively, is as follows (in millions):

	2016	2015	2014
U.K.	$(55.4)	$8.9	$(7.6)
U.S.	(96.4)	26.1	(2.3)
Foreign	294.1	202.8	233.0
Income from continuing operations before income taxes and equity in loss of equity method investee	$142.3	$237.8	$223.1

The provision for income tax expense (benefit) from continuing operations for the years ended November 30, 2016, 2015, and 2014, respectively, is as follows (in millions):

	2016	2015	2014
Current:
U.K.	$(4.3)	$4.2	$0.4
U.S.	(32.0)	(0.1)	21.2
Foreign	40.4	37.2	33.8
Total current	4.1	41.3	55.4
Deferred:
U.K.	(7.6)	(2.9)	(1.5)
U.S.	4.4	12.9	(11.5)
Foreign	(6.0)	(2.4)	2.7
Total deferred	(9.2)	7.6	(10.3)
Provision (benefit) for income taxes	$(5.1)	$48.9	$45.1

The following table presents the reconciliation of the provision (benefit) for income taxes between the U.K. rate for 2016 and the U.S. tax rate for 2015 and 2014, respectively, and our effective tax rate (in millions):

	2016	2015	2014
Statutory tax at U.K. rate (20%)	$28.4	$—	$—
Statutory tax at U.S. rate (35%)	—	83.2	78.1
Foreign rate differential	(49.3)	(45.9)	(66.6)
Tax law change	(17.1)	(2.4)	(1.4)
Valuation allowance	19.3	12.4	25.5
Transaction costs	13.5	—	0.3
Uncertain tax positions	7.3	0.1	—
Other	(7.2)	1.5	9.2
Provision (benefit) for income taxes	$(5.1)	$48.9	$45.1
Effective tax rate expressed as a percentage of pre-tax earnings	(3.6)%	20.5%	20.2%

The overall negative tax rate for the year ended November 30, 2016 is due primarily to the Merger and associated tax benefits related to merger costs, acquired intangibles, new capital structure and legislative changes to the U.K. statutory rates. For fiscal year 2020 and onward, the U.K. law provides for a reduction of the applicable corporate rate from 18.0 percent to 17.0 percent, resulting in an adjustment to deferred taxes and a corresponding reduction in tax expense primarily relating to acquired Markit intangible assets.

We have not provided a deferred tax liability on approximately $3.7 billion of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. This amount includes undistributed earnings of our foreign subsidiaries of approximately $873.8 million at November 30, 2016. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision has been provided for those earnings. If we were to repatriate those earnings, in the form of dividends or otherwise, we would be subject to income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

The significant components of deferred tax assets and liabilities as of November 30, 2016 and 2015 are as follows (in millions):

	2016	2015
Deferred tax assets:
Deferred stock-based compensation	135.0	45.7
Tax benefit from outside basis difference (1)	—	42.4
Loss carryforwards	187.2	107.3
Other	67.5	67.3
Gross deferred tax assets	389.7	262.7
Valuation allowance	(141.6)	(78.8)
Realizable deferred tax assets	248.1	183.9
Deferred tax liabilities:
Partnership investments	(74.2)	—
Fixed assets	(69.4)	(64.4)
Intangibles	(1,084.7)	(372.4)
Gross deferred tax liabilities	(1,228.3)	(436.8)
Net deferred tax liability	$(980.2)	$(252.9)

(1)  As a result of meeting the discontinued operations criteria for GlobalSpec, we recognized the benefit of the related outside basis difference in 2015. This amount was realized in 2016 as part of the GlobalSpec sale.

A significant portion of the net deferred tax liability included above relates to the tax effect of the step-up in value of Markit's intangible assets as a result of the Merger.

As of November 30, 2016, we had loss carryforwards for tax purposes totaling approximately $621.5 million, comprised of $103.0 million of U.S. net operating loss carryforwards and $518.5 million of foreign loss carryforwards. If not used, the U.S. net operating loss carryforwards will begin to expire in 2018 and the foreign tax loss carryforwards generally may be carried forward indefinitely. We have analyzed the net operating losses and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

As of November 30, 2016, we had approximately $8.8 million of foreign tax credit (FTC) carryforwards and approximately $0.8 million of research and development (R&D) credit carryforwards. If not used, the FTC carryforwards will expire between 2023 and 2026, and the R&D credit carryforwards will expire in 2036. We have analyzed the tax credits and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

The valuation allowance for deferred tax assets increased by $62.8 million in 2016. The increase is primarily attributable to foreign net operating losses, incurred and acquired, for which there is no objective indication that taxable income of the foreign entity will be generated in the future.

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest, and penalties follows (in millions):

	Unrecognized Tax Benefits	Interest and Penalties
Balance at November 30, 2015	$1.7	$0.4
Additions:
Current year tax positions	6.8	0.2
Prior year tax positions	0.8	0.1
Acquired unrecognized tax benefits	0.4	—
Decreases:
Lapse of statute of limitations	(0.5)	(0.1)
Balance at November 30, 2016	$9.2	$0.6

As of November 30, 2016, the total amount of unrecognized tax benefits was $9.8 million, of which $0.6 million related to interest and penalties. We include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. The entire amount of unrecognized benefits at November 30, 2016 may affect the annual effective tax rate if the benefits are eventually recognized.

It is reasonably possible that we will experience a $0.2 million decrease in the reserve for unrecognized tax benefits within the next 12 months. We would experience this decrease in relation to uncertainties associated with the expiration of applicable statutes of limitation.

We and our subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2012.

13.	Pensions and Postretirement Benefits

Defined Benefit Plans

We sponsor the following defined benefit plans:

•A frozen, non-contributory defined-benefit retirement plan (the U.S. RIP) for certain of our U.S. employees.

•	A frozen defined-benefit pension plan (the U.K. RIP) that covers certain employees of a subsidiary based in the United Kingdom.

•	A frozen, unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount.

Benefits for all three plans are generally based on years of service and either average or cumulative base compensation, depending on the plan. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees. We expect to contribute approximately $3 million to our pension and postretirement benefit plans in 2017.

The following table provides the expected benefit payments for our pension plans (in millions):

Total
2017	$11.8
2018	$11.3
2019	$11.8
2020	$11.2
2021	$10.6
2022-2026	$57.9

Our net periodic pension expense for the pension plans consisted of the following (in millions):

	Year Ended November 30,
	2016	2015	2014
Service costs incurred	$1.3	$2.0	$8.4
Interest costs on projected benefit obligation	8.5	8.3	8.4
Expected return on plan assets	(8.5)	(8.7)	(8.3)
Amortization of prior service credit	—	—	(0.8)
Curtailment gain	—	—	(2.8)
Fourth quarter expense recognition of actuarial loss in excess of corridor	8.3	2.5	1.0
Net periodic pension expense	$9.6	$4.1	$5.9

The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows (in millions):

	2016	2015
Change in projected benefit obligation:
Net benefit obligation, beginning of year	$201.9	$208.6
Service costs incurred	1.3	2.0
Interest costs on projected benefit obligation	8.5	8.3
Actuarial loss (gain)	14.2	(4.7)
Gross benefits paid	(11.3)	(10.3)
Foreign currency exchange rate change	(9.2)	(2.0)
Net benefit obligation, end of year	$205.4	$201.9
Change in plan assets:
Fair value of plan assets, beginning of year	$183.8	$189.1
Actual return on plan assets	12.2	1.6
Employer contributions	5.2	5.3
Gross benefits paid	(11.3)	(10.3)
Foreign currency exchange rate change	(8.9)	(1.9)
Fair value of plan assets, end of year	$181.0	$183.8
Funded status (underfunded)	$(24.4)	$(18.1)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net actuarial loss	20.5	19.8

The net underfunded status of the plans is recorded in accrued pension and postretirement liability in the consolidated balance sheets. Any future reclassification of actuarial loss from AOCI to income would only be recognized if the cumulative actuarial loss exceeds the corridor, and the reclassification would be recognized as a fourth quarter mark-to-market adjustment.

Pension expense is actuarially calculated annually based on data available at the beginning of each year. We determine the expected return on plan assets by multiplying the expected long-term rate of return on assets by the market-related value of plan assets. The market-related value of plan assets is the fair value of plan assets. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as the expected rate of return on assets detailed in the table below, as of the years ended November 30, 2016 and 2015:

	U.S. RIP		U.K. RIP
	2016	2015	2016	2015
Weighted-average assumptions as of year-end
Discount rate	4.20%	4.50%	2.80%	3.60%
Expected long-term rate of return on assets	4.70%	5.00%	4.50%	4.60%

Fair Value of Pension Assets

As of November 30, 2016 and 2015, the U.S. RIP plan assets consist primarily of fixed-income securities, with a moderate amount of equity securities. The U.K. RIP plan assets consist primarily of equity securities, with smaller holdings of bonds and other assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

The U.S. RIP’s established investment policy seeks to align the expected rate of return with the discount rate, while allowing for some equity variability to allow for upside market potential that would strengthen the overall asset position of the plan. The U.K. RIP’s established investment policy is to match the liabilities for active and deferred members with equity investments and match the liabilities for pensioner members with fixed-income investments. Asset allocations are subject to ongoing analysis and possible modification as basic capital market conditions change over time (interest rates, inflation, etc.).

The following table compares target asset allocation percentages with actual asset allocations at the end of 2016:

	U.S. RIP Assets		U.K. RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Fixed Income	75%	72%	45%	47%
Equities	25%	26%	55%	45%
Cash and Other	—%	2%	—%	8%

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

All of our pension plan assets are measured at fair value on a recurring basis by reference to similar assets in active markets and are therefore classified within Level 2 of the fair value hierarchy. Plan assets as of November 30, 2016 and 2015 were classified in the following categories (in millions):

	2016	2015
Interest-bearing cash	$5.7	$6.8
Collective trust funds:
Fixed income funds	119.0	122.0
Equity funds	56.3	55.0
	$181.0	$183.8

Postretirement Benefits

We sponsor a contributory postretirement medical plan. The plan subsidizes the cost of coverage for retiree-medical coverage for certain grandfathered employees. Our subsidy is capped at different rates per month depending on individual retirees’ Medicare eligibility. Our net periodic postretirement expense was $0.4 million in 2016, $0.4 million in 2015, and $0.8 million in 2014, and our postretirement benefit obligation was $8.8 million and $8.7 million as of November 30, 2016 and 2015, respectively. The net unfunded status of the postretirement benefit plan is recorded in accrued pension liability in the consolidated balance sheets.

Defined Contribution Plans

Employees of certain subsidiaries may participate in defined contribution plans, and we provide matching contributions as part of the plans. Benefit expense relating to these plans was approximately $23.4 million, $18.2 million, and $13.7 million for the years ended November 30, 2016, 2015, and 2014, respectively.

14.	Stock-based Compensation

As of November 30, 2016, we have two stock-based compensation plans from which equity awards may be issued: the 2014 Equity Incentive Award Plan (2014 Equity Plan), which is a legacy Markit plan, and the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP), the legacy IHS plan. Both plans provide for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards, and covered employee annual incentive awards. Upon vesting of an award, we may either issue new shares or reissue treasury shares, but only to the extent that the reissued shares were previously withheld for taxes. As of November 30, 2016, we have an authorized maximum of 22.4 million shares under the 2014 Equity Plan, and that amount will be increased by (a) the number of shares made and outstanding under the 2013 Share Option Plan and the 2014 Share Option Plan as of June 24, 2014 that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of our common shares, and (b) on January 1 of each year through January 1, 2024, in an amount equal to the lesser of: (x) 2.5 percent of the total number of IHS Markit's common shares issued and outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year and (y) such number of common shares determined by our Board of Directors. We have 14.8 million shares authorized for issuance under the LTIP. As of November 30, 2016, 15.6 million shares were available for future grant under the 2014 Equity Plan, and 5.2 million shares were available for future grant under the LTIP.

Total unrecognized compensation expense related to all nonvested awards was $264.4 million as of November 30, 2016, with a weighted-average recognition period of approximately 2.3 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). RSUs and RSAs typically vest from one to three years, and are generally subject to either cliff vesting or graded vesting. RSUs and RSAs do not have nonforfeitable rights to dividends or dividend equivalents. The fair value of RSUs and RSAs is based on the fair value of our common shares on the date of grant. We amortize the value of these awards to expense over the vesting period on a straight-line basis. For performance-based RSUs, an evaluation is made each quarter about the likelihood that the performance criteria will be met. As the number of performance-based RSUs expected to vest increases or decreases, compensation expense is also adjusted up or down to reflect the number expected to vest and the cumulative vesting period met to date. For all RSUs and RSAs, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.
The following table summarizes RSU/RSA activity for the year ended November 30, 2016, including shares assumed in conjunction with the Merger. Share amounts and weighted-average grant date fair values have been retroactively adjusted for the Merger conversion ratio.

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2015	8.7	$30.57
RSAs/RSUs assumed	3.2	$32.84
Granted	4.9	$31.72
Vested	(4.4)	$30.33
Forfeited	(0.7)	$32.16
Balance at November 30, 2016	11.7	$31.67

The total fair value of RSUs that vested during the year ended November 30, 2016 was $134.1 million.
Stock Options. In connection with the Merger, we assumed options outstanding under the legacy Markit plans. Stock options under the 2014 Equity Plan generally vest over one to three years, and expire 7 years from the date of grant. At the Merger date, we revalued all of the outstanding stock options using a Monte Carlo simulation model with assumptions about anticipated employee exercise behavior, expected stock price volatility, and the risk-free interest rate. The following table summarizes stock option awards assumed in conjunction with the Merger and subsequent activity through November 30, 2016, as well as stock options that are vested and expected to vest and stock options exercisable as of November 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2015	—	$—
Options assumed	46.4	$24.62
Granted	—	$—
Exercised	(6.4)	$22.90
Forfeited	(0.3)	$25.01
Balance at November 30, 2016	39.7	$24.89	3.0	438.5
Vested and expected to vest at November 30, 2016	38.7	$24.84	3.0	429.3
Exercisable at November 30, 2016	16.9	$22.33	1.9	229.8

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on November 30, 2016 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on November 30, 2016. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the year ended November 30, 2016 was approximately $85.0 million.

Stock-based compensation expense for the years ended November 30, 2016, 2015, and 2014, respectively, was as follows (in millions):

	2016	2015	2014

Cost of revenue	$32.2	$6.9	$8.5
Selling, general and administrative	171.7	122.0	150.8
Total stock-based compensation expense	$203.9	$128.9	$159.3

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in millions):

	2016	2015	2014
Income tax benefits	$60.9	$37.3	$47.2

No stock-based compensation cost was capitalized during the years ended November 30, 2016, 2015, or 2014.

15.	Commitments and Contingencies

Commitments

Rental charges in 2016, 2015, and 2014 approximated $57.7 million, $60.9 million and $58.9 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2016, are as follows:

Year	Amount (in millions)
2017	$92.7
2018	83.7
2019	62.0
2020	51.7
2021	43.7
Thereafter	234.4
$568.2

We also had outstanding letters of credit and bank guarantees in the aggregate amount of approximately $6.2 million and $5.2 million at November 30, 2016 and 2015, respectively.

Indemnifications

In the normal course of business, we are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where we customarily agree to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with the sale of products. We also have indemnification obligations to our officers and directors. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by us depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow us to challenge the other party’s claims. In certain instances, we may have recourse against third parties for payments that we make.

We are unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. We have not recorded any liability for these indemnifications in the accompanying consolidated balance sheets; however, we accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when the obligation is both probable and reasonably estimable.

Litigation

From time to time, we are involved in litigation in the ordinary course of our business, including claims or contingencies that may arise related to matters occurring prior to our acquisition of businesses, such as the matter described below. At the present time, primarily because the matters are generally in early stages, we can give no assurance as to the outcome of any pending litigation to which we are currently a party and we are unable to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the effect they may have on us. However, we do not expect the outcome of such proceedings to have a material adverse effect on our results of operations or financial condition. We have and will continue to vigorously defend ourselves against these claims.

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (CARFAX) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things, that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs, and counsel for plaintiffs indicated that there may be additional claimants. On September 30, 2016, the District Court granted CARFAX's motion for summary judgment, dismissing all claims in the complaint. The plaintiffs filed their notice of appeal on October 28, 2016. On January 13, 2017, another group of auto and light truck dealers filed a complaint in the U.S. District Court for the Southern District of New York on substantially the same claims as described above. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs, and attorneys’ fees.

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

16.	Common Shares and Earnings per Share

Weighted average common shares outstanding for the years ended November 30, 2016, 2015, and 2014, respectively, were calculated as follows (in millions):

	2016	2015	2014
Weighted-average shares outstanding:
Shares used in basic EPS calculation	309.2	243.4	242.4
Effect of dilutive securities:
RSUs/RSAs	3.2	3.0	3.4
Stock options	3.9	—	—
Shares used in diluted EPS calculation	316.3	246.4	245.8

Share Repurchase Programs

In June 2015, the IHS Board of Directors authorized the repurchase of up to $500 million of IHS' Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. During 2016, through the date of the Merger, we had repurchased approximately $75 million under this program. This program was terminated in conjunction with the completion of the Merger.

In February 2016, the Markit Board of Directors authorized a share repurchase program of up to $500 million of Markit common shares through February 28, 2018. This authorization continued in effect after completion of the Merger. Under this $500 million share repurchase program, management was authorized to repurchase, at its discretion, IHS Markit common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to the availability of common shares, share price, market conditions, alternative uses of capital, and applicable regulatory requirements. In August 2016, our Board of Directors modified this share repurchase program to terminate on September 29, 2016 and authorized a new share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. In January 2017, our Board of Directors increased the size of this repurchase program to up to $2.25 billion of IHS Markit common shares and extended its termination date to May 31, 2018. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the new repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of November 30, 2016, we had $1.247 billion remaining available to repurchase under the program.

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

On December 7, 2015, Markit entered into an aggregate $200 million accelerated share repurchase (ASR) of issued and outstanding common shares. The ASR continued in effect after completion of the Merger. Upon execution of the ASR program in December 2015, Markit received an initial delivery of 5.1 million shares. At the completion of the program on November 30, 2016, we received an additional 1.1 million shares.

In December 2016, we funded a $250 million ASR with a scheduled termination date in the first quarter of 2017. The total number of shares ultimately to be repurchased under the ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount. At final settlement of the ASR, we may be entitled to receive additional shares, or, under certain limited circumstances, be required to deliver shares to the relevant ASR counterparty.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

17.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (AOCI) consists of foreign currency translation adjustments, net pension and postretirement liability adjustments, and net gain (loss) on hedging activities. Each item is reported net of the related income tax effect. The following table summarizes the changes in AOCI by component (net of tax) for the year ended November 30, 2016 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2013	$(46.6)	$(8.2)	$(2.2)	$(57.0)
Other comprehensive loss before reclassifications	(37.0)	(4.1)	(8.4)	(49.5)
Reclassifications from AOCI to income	—	(1.3)	1.1	(0.2)
Balance at November 30, 2014	$(83.6)	$(13.6)	$(9.5)	$(106.7)
Other comprehensive loss before reclassifications	(79.9)	(1.1)	(5.7)	(86.7)
Reclassifications from AOCI to income	—	1.6	0.6	2.2
Balance at November 30, 2015	$(163.5)	$(13.1)	$(14.6)	$(191.2)
Other comprehensive loss before reclassifications	(250.4)	(7.1)	(1.8)	(259.3)
Reclassifications from AOCI to income	—	5.8	5.9	11.7
Balance at November 30, 2016	$(413.9)	$(14.4)	$(10.5)	$(438.8)

Amounts reclassified from AOCI to income related to net pension and OPEB liability are recorded in net periodic pension and postretirement expense.

18.	Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30, 2016, 2015, and 2014, respectively (in millions):

	2016	2015	2014
Interest paid	$103.0	$65.4	$45.4
Income tax payments, net	$81.5	$11.5	$52.0

Interest paid during 2014, 2015, and 2016 increased primarily due to increased borrowings associated with acquisitions and share repurchase programs, as well as a higher effective interest rate due to an increased amount of fixed rate debt.

Cash and cash equivalents amounting to approximately $138.9 million and $291.6 million reflected on the consolidated balance sheets at November 30, 2016 and 2015, respectively, are maintained primarily in U.S. Dollars, British Pounds, and Euros, and were subject to fluctuations in the currency exchange rate.

19.	Segment Information

Our Chief Executive Officer is our CODM, and the CODM evaluates segment performance based primarily on revenue and segment Adjusted EBITDA, as described below. In addition, the CODM regularly reviews revenue by transaction type. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2).

No single customer accounted for 10 percent or more of our total revenue for the years ended November 30, 2016, 2015, or 2014. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Year ended November 30,
	2016	2015	2014
Revenue
Resources	$860.8	$884.6	$927.2
Transportation	892.8	758.4	662.6
CMS	532.2	541.3	490.0
Financial Services	449.0	—	—
Total revenue	$2,734.8	$2,184.3	$2,079.8

Adjusted EBITDA
Resources	$367.8	$356.8	$370.9
Transportation	353.3	282.7	234.3
CMS	127.5	106.8	88.0
Financial Services	190.4	—	—
Shared services	(51.3)	(49.9)	(59.0)
Total Adjusted EBITDA	$987.7	$696.4	$634.2

Reconciliation to the consolidated statements of operations:
Interest income	1.3	0.9	1.0
Interest expense	(119.4)	(70.9)	(55.4)
Benefit (provision) for income taxes	5.1	(48.9)	(45.1)
Depreciation	(114.8)	(85.0)	(65.0)
Amortization related to acquired intangible assets	(220.9)	(130.1)	(116.3)
Stock-based compensation expense	(203.9)	(128.9)	(159.3)
Restructuring charges	(22.8)	(39.4)	(8.8)
Acquisition-related costs	(161.2)	(1.5)	(1.9)
Litigation charges related to class action suit	(0.1)	—	—
Loss on debt extinguishment	(0.6)	—	(1.3)
Impairment of assets	—	(1.2)	—
Gain (loss) on sale of assets	0.7	—	(2.6)
Pension mark-to-market and settlement expense	(8.4)	(2.5)	(1.5)
Share of joint venture results not attributable to Adjusted EBITDA	(0.3)	—	—
Adjusted EBITDA attributable to noncontrolling interest	1.2	—	—
Income from discontinued operations, net	9.2	51.3	16.5
Net income attributable to IHS Markit	$152.8	$240.2	$194.5

Total assets by segment were as follows:

	Year ended November 30,
	2016	2015	2014
Total Assets
Resources	$2,719.7	$2,238.1	$2,249.5
Transportation	2,721.3	2,310.9	2,237.7
CMS	726.4	835.1	784.9
Financial Services	7,769.2	—	—
Shared services	—	193.4	—
Total assets	$13,936.6	$5,577.5	$5,272.1

The table below provides information about revenue and long-lived assets for the U.S., the U.K., and the rest of the world for 2016, 2015, and 2014. Revenue by country is generally based on where the customer contract is signed. Long-lived assets include net property and equipment.

	2016		2015		2014
(in millions)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
U.S.	$1,632.3	$324.9	$1,327.4	$272.9	$1,176.8	$254.0
U.K.	298.1	54.7	183.9	15.3	200.8	16.9
Rest of world	804.4	36.6	673.0	26.2	702.2	30.5
Total	$2,734.8	$416.2	$2,184.3	$314.4	$2,079.8	$301.4

Revenue by transaction type was as follows:

(in millions)	2016	2015	2014
Recurring fixed revenue	$2,074.5	$1,768.5	$1,643.9
Recurring variable revenue	164.1	—	—
Non-recurring revenue	496.2	415.8	435.9
Total revenue	$2,734.8	$2,184.3	$2,079.8

Activity in our goodwill account was as follows:

(in millions)	Resources	Transportation	CMS	Financial Services	Consolidated Total
Balance at November 30, 2014	$1,552.3	$1,299.1	$305.9	$—	$3,157.3
Acquisitions	35.0	81.5	154.5	—	271.0
Adjustments to purchase price	2.4	(0.8)	4.5	—	6.1
Reclassification to assets held for sale	—	—	(102.6)	—	(102.6)
Foreign currency translation	(21.2)	(18.4)	(4.7)	—	(44.3)
Balance at November 30, 2015	1,568.5	1,361.4	357.6	—	3,287.5
Acquisitions	464.0	332.9	—	4,281.0	5,077.9
Adjustments to purchase price	0.1	0.7	(3.3)	—	(2.5)
Foreign currency translation	(28.6)	(23.9)	(5.1)	(95.5)	(153.1)
Balance at November 30, 2016	$2,004.0	$1,671.1	$349.2	$4,185.5	$8,209.8

The reclassification adjustment in 2015 was related to the goodwill allocated to our OE&RM and GlobalSpec product groups, which were reclassified to discontinued operations, as further described in Note 11.

20.	Quarterly Results of Operations (Unaudited)

The following table summarizes certain quarterly results of operations (in millions):

	Three Months Ended
	February 28	May 31	August 31	November 30
2016
Revenue	$548.5	$587.9	$724.6	$873.8

Income (loss) from continuing operations attributable to IHS Markit Ltd.	$41.4	$44.8	$(30.7)	$88.1
Income from discontinued operations	3.8	5.2	(1.0)	1.2
Net income (loss) attributable to IHS Markit Ltd.	$45.2	$50.0	$(31.7)	$89.3

Basic earnings per share:
Income (loss) from continuing operations attributable to IHS Markit Ltd.	$0.17	$0.19	$(0.09)	$0.21
Income from discontinued operations	0.02	0.02	—	—
Net income (loss) attributable to IHS Markit Ltd.	$0.19	$0.21	$(0.09)	$0.21

Diluted earnings per share:
Income (loss) from continuing operations attributable to IHS Markit Ltd.	$0.17	$0.19	$(0.09)	$0.20
Income from discontinued operations	0.02	0.02	—	—
Net income (loss) attributable to IHS Markit Ltd.	$0.19	$0.21	$(0.09)	$0.21

2015
Revenue	$513.7	$557.0	$557.9	$555.7

Income from continuing operations attributable to IHS Markit Ltd.	$37.7	$46.8	$57.0	$47.4
Income from discontinued operations	1.7	4.2	2.3	43.1
Net income attributable to IHS Markit Ltd.	$39.4	$51.0	$59.3	$90.5

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.16	$0.19	$0.23	$0.20
Income from discontinued operations	0.01	0.02	0.01	0.18
Net income attributable to IHS Markit Ltd.	$0.16	$0.21	$0.24	$0.37

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.15	$0.19	$0.23	$0.19
Income from discontinued operations	0.01	0.02	0.01	0.18
Net income attributable to IHS Markit Ltd.	$0.16	$0.21	$0.24	$0.37

Fourth quarter 2016 weighted average shares outstanding were 416.6 million shares for basic earnings per share and 432.9 million shares for diluted earnings per share. The dilutive share count included a 6.2 million share dilutive impact from RSUs/RSAs and a 10.1 million share dilutive impact from stock options.

Earnings per share data for each quarter of 2015 and for the first and second quarters of 2016 have been recalculated using the respective weighted average share amount for each quarter multiplied by the 3.5566 Merger exchange ratio.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our principal executive officer and our principal financial officer have chosen the COSO 2013 framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2016.

The scope of management's assessment of internal control over financial reporting for 2016 excludes Markit primarily because of the nature and timing of the Merger, as IHS Inc. was deemed to be the accounting acquirer in the transaction, and it was impracticable to fully integrate Markit's system of internal controls into the consolidated IHS Markit organization before the end of the fiscal year. Markit constituted $7.8 billion and $3.2 billion of total and net assets, respectively, as of November 30, 2016, and $449.0 million and $37.7 million of revenues and net loss, respectively, for the period from July 12, 2016 to November 30, 2016.

Our independent registered public accounting firm has audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in Item 8 of this Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Subsequent to the Merger, we have incorporated internal controls over significant processes to the extent that we believe is appropriate and necessary considering the level of integration during the period since the Merger. As a result of the Merger, the internal control over financial reporting utilized by IHS prior to the Merger became the internal control over financial reporting of IHS Markit, as we deemed IHS to be the accounting acquirer under U.S. GAAP. We are currently in the process of evaluating and integrating Markit's historical internal controls over financial reporting with ours.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the fourth quarter of 2016 and would have represented approximately 0.01% of our company’s fourth quarter 2016 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after November 30, 2016. This information will also be contained in the management proxy statement that we prepare in accordance with Bermuda law requirements.

Item 11. Executive Compensation

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after November 30, 2016. This information will also be contained in the management proxy statement that we prepare in accordance with Bermuda law requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after November 30, 2016. This information will also be contained in the management proxy statement that we prepare in accordance with Bermuda law requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after November 30, 2016. This information will also be contained in the management proxy statement that we prepare in accordance with Bermuda law requirements.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after November 30, 2016. This information will also be contained in the management proxy statement that we prepare in accordance with Bermuda law requirements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8 – Financial Statements and Supplementary Data).

(b)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
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

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-198711), filed on May 5, 2014)
3.2	Memorandum of Association (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-198711), filed on June 3, 2014)
3.3
Memorandum of Increase of Share Capital (Incorporated by reference to Exhibit 1.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

3.4	Certificate of Incorporation on Change of Name (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)
3.5	Amended and Restated Bye-laws of IHS Markit Ltd. (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
4.1	Form of certificate of common shares (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)
4.2
Director Nomination Agreement between IHS Markit Ltd. (f/k/a Markit Ltd.) and Canada Pension Plan Investment Board (Incorporated by reference to Exhibit 2.2 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.3
Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the shareholders party thereto (Incorporated by reference to Exhibit 2.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.4
Amendment No. 1 to the Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the Shareholders party thereto (Incorporated by reference to Exhibit 2.5 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

4.5
Transfer Restriction Letter Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.), Lance Uggla and Pan Praewood (Incorporated by reference to Exhibit 2.4 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

4.6
Indenture, dated as of October 28, 2014, among the Company, the Guarantors and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on October 28, 2014)

4.7
First Supplemental Indenture, dated as of July 11, 2016, by and between IHS Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on July 12, 2016)

4.8
Indenture, dated as of July 28, 2016, among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)

4.9	Form of the Company’s 5.000% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)
4.10
Note Purchase and Guarantee Agreement among Markit Ltd., Markit Group Holdings Limited and the Purchasers named therein dated as of November 4, 2015 (Incorporated by reference to Exhibit 4.43 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

10.1+
Amended and Restated 2004 Markit Additional Share Option Plan (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.2+
Amended and Restated Markit 2006 Share Option Plan (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.3+
Amended and Restated Markit 2006 Additional Share Option Plan (Incorporated by reference to Exhibit 4.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.4+
Amended and Restated Markit 2007 Share Option Plan (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.5+
Amended and Restated Markit 2008 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.5 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.6+
Amended and Restated Markit 2008 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.6 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.7+
Amended and Restated Markit 2008 Additional Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.7 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.8+
Amended and Restated Markit 2008 Additional Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.8 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.9+
Amended and Restated Markit 2009 Additional Share Option Plan (Incorporated by reference to Exhibit 4.9 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.10+
Amended and Restated Markit 2009 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.10 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.11+
Amended and Restated Markit 2009 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.11 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.12+
Amended and Restated Markit 2010 Share Option Plan (Incorporated by reference to Exhibit 4.13 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.13+
Amended and Restated Markit 2010 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.14 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.14+
Amended and Restated Markit 2010 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.15 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.15+
Amended and Restated 2011 Markit Share Option Plan (Incorporated by reference to Exhibit 4.17 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.16+
Amended and Restated 2012 Markit Share Plan (Incorporated by reference to Exhibit 4.18 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.17+
Amended and Restated 2012 Markit Share Option Plan (Incorporated by reference to Exhibit 4.19 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.18+
Amended and Restated 2013 Markit Share Option Plan (Incorporated by reference to Exhibit 4.21 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.19+
Amended and Restated 2013 Markit Share Option Plan (mid-year awards April through December 2013) (Incorporated by reference to Exhibit 4.22 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.20+
Amended and Restated 2014 Markit Share Option Plan (Incorporated by reference to Exhibit 4.24 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.21+
Amended and Restated Markit Key Employee Incentive Program (KEIP) (Incorporated by reference to Exhibit 4.25 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.22+
Amendment #1 to Amended and Restated Key Employee Incentive Program (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.23+*	Amendment #2 to Amended and Restated Key Employee Incentive Program
10.24+
IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 4.26 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.25+
Amendment to IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.26+*	Amendment #2 to IHS Markit Ltd. 2014 Equity Incentive Award Plan
10.27+*	Amendment #3 to IHS Markit Ltd. 2014 Equity Incentive Award Plan
10.28+*	IHS Markit Ltd. Non-Employee Director Equity Compensation Policy
10.29+
Summary of IHS Markit Ltd. 2016 Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.30+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2016 Form of Restricted Share Unit Agreement
10.31+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2016 Form of Performance Share Unit Agreement
10.32+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Restricted Share Agreement (Incorporated by reference to Exhibit 4.27 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.33+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Non-Qualified Share Option Agreement (Incorporated by reference to Exhibit 4.28 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.34+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 4.29 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.35+*	IHS Markit Ltd. Deferred Compensation Plan

10.36+*	IHS Markit Ltd. Deferred Compensation Plan Adoption Agreement
10.37+
Form of Indemnification Agreement between IHS Markit Ltd. and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.38+*	IHS Markit Ltd. Policy on Recovery of Incentive Compensation
10.39+
Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.40+*	Amendment #1 to the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.41+
Amended and Restated IHS Inc. 2004 Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.42+
Summary of IHS Inc. Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.2 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.43+
IHS Inc. Supplemental Income Plan (Incorporated by reference to Exhibit 10.28 to the IHS Inc. Registration Statement on Form S-1 (No. 333-122565) filed with the Securities and Exchange Commission on February 4, 2005, as amended).

10.44+
IHS Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.45+
IHS Inc. Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.16 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.46+
IHS Inc. Policy on Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 10.14 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.47+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2007 Restricted Stock Unit Award-Time-Based (Incorporated by reference to Exhibit 10.35 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2006 (file no. 001-32511) filed with the Securities and Exchange Commission on January 24, 2007)

10.48+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2007 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 10.36 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2006 (file no. 001-32511) filed with the Securities and Exchange Commission on January 24, 2007)

10.49+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2010 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 99.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on December 10, 2010)

10.50+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2011 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 10.17 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2010 (file no. 001-32511) filed with the Securities and Exchange Commission on January 18, 2011)

10.51+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2016 Restricted Stock Unit Award-Time-Based (Incorporated by reference to Exhibit 10.14 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.52+
Form of Indemnification Agreement between IHS Inc. and its Directors (Incorporated by reference to Exhibit 10.30 to the IHS Inc. Registration Statement on Form S-1 (No. 333-122565) filed with the Securities and Exchange Commission on February 4, 2005, as amended)

10.53	Credit Agreement, dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.54	Guaranty Agreement (US), dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.55	Guaranty Agreement (Non-US), dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.56
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

10.57
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

10.58
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

10.59
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

10.60
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

10.61
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

10.62	Credit Agreement, dated as of January 26, 2017 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on January 26, 2017)
10.63	Guaranty Agreement, dated as of January 26, 2017 (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on January 26, 2017)
10.64
Deriv/SERV Support Agreement by and among DTCC Deriv/SERV LLC, The Depository Trust & Clearing Corporation and MarkitSERV, LLC, dated as of April 2, 2013 (Incorporated by reference to Exhibit 10.40 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-198711) filed on May 5, 2014) (Filed in redacted form subject to a Request for Confidential Treatment that was granted)

10.65+
Markit Ltd. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 4.30 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

16.1
Letter of PricewaterhouseCoopers LLP, dated July 12, 2016, regarding change in independent registered public accounting firm (Incorporated by reference to Exhibit 16.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)

21.1*	List of subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
+ Compensatory plan or arrangement.

(c) Financial Statement Schedules

All schedules for the Registrant have been omitted since the required information is not present or because the information is included in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHS MARKIT LTD.

By:	/s/ Todd S. Hyatt
	Name:	Todd S. Hyatt
	Title:	Executive Vice President, Chief Financial Officer
	Date:	January 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 27, 2017.

Signature	Title

/s/ Jerre L. Stead	Chairman and Chief Executive Officer
Jerre L. Stead	(Principal Executive Officer)

/s/ Todd S. Hyatt	Executive Vice President, Chief Financial Officer
Todd S. Hyatt	(Principal Financial Officer)

/s/ Heather Matzke-Hamlin	Senior Vice President and Chief Accounting Officer
Heather Matzke-Hamlin	(Principal Accounting Officer)

*	Director
Dinyar S. Devitre

*	Director
Ruann F. Ernst

*	Director
William E. Ford

*	Director
Balakrishnan S. Iyer

*	Director
Robert P. Kelly

*	Director
Deborah Doyle McWhinney

*	Director
Jean-Paul L. Montupet

*	Director
Richard W. Roedel

*	Director
James A. Rosenthal

*	Director
Lance Uggla

*By: /s/ Todd S. Hyatt
Todd S. Hyatt
Attorney-in-Fact