Form 10-K/A
period 2016-11-30
IHS Markit Ltd.
filed 2017-02-21
CIK 1598014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36495

IHS MARKIT LTD.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the common shares as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.6 billion. All executive officers, directors, and holders of five percent or more of the outstanding common shares of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of December 31, 2016, there were 406,912,344 of our common shares outstanding, excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

IHS Markit Ltd., a Bermuda exempted company, (“IHS Markit,” “we,” “us,” or “our”), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will retain foreign private issuer status until at least the end of fiscal 2017. However, even while we continue to qualify as a foreign private issuer, we will report our financial results in accordance with U.S. GAAP and have elected to file our annual and interim reports on Forms 10-K, 10-Q, and 8-K.

We prepare a management proxy statement and related material under Bermuda requirements. As our management proxy statement is not filed pursuant to Regulation 14A of the Exchange Act, we may not incorporate by reference information required by Part III of our Form 10-K from our management proxy statement. We filed our Annual Report on Form 10-K for the fiscal year ended November 30, 2016 (“2016 Form 10-K”) on January 27, 2017. In reliance upon and as permitted by Instruction G(3) to Form 10-K, we are filing this Amendment No. 1 on Form 10-K/A in order to include in the 2016 Form 10-K the Part III information not previously included in the 2016 Form 10-K.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2016 Form 10-K except for the addition of required exhibits related to the disclosure presented in this Amendment No. 1 on Form 10-K/A. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2016 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2016 Form 10-K and our other filings with the Securities and Exchange Commission.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certifications by our principal executive officer and principal financial officer for the 10-K are filed as exhibits to this Amendment.

All references to our websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

Certain Definitions

The following definitions apply throughout this Annual Report on Form 10-K unless the context requires otherwise:

“common shares”	The common shares of IHS Markit Ltd., par value $0.01 per share

“IHS”	IHS Inc., a Delaware corporation and a subsidiary of IHS Markit, which is the accounting predecessor to IHS Markit in connection with the Merger, and its subsidiaries

“IHS Markit”	IHS Markit Ltd., a Bermuda exempted company, after completion of the Merger, and its subsidiaries

“Markit”	Markit Ltd., which was the name of IHS Markit prior to completion of the Merger, and its subsidiaries

“Merger”	Merger of IHS and Markit, with IHS surviving the Merger as an indirect and wholly owned subsidiary of IHS Markit, pursuant to that certain Agreement and Plan of Merger, dated as of March 20, 2016, and completed on July 12, 2016

“We,” “Us,” “Company,” “Group,” or “Our”	IHS Markit after completion of the Merger, and IHS or Markit, as the context requires, prior to completion of the Merger

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Securities Exchange Act). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “aim,” “strive,” “believe,” “see,” “project,” “predict,” “estimate,” “expect,” “continue,” “strategy,” “future,” “likely,” “may,” “might,” “should,” “will,” “would,” “target,” similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions, including acquisitions and dispositions, anticipated benefits from strategic actions including the merger between IHS Inc. and Markit Ltd., and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third party service providers; legislative, regulatory and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of our operations; our ability to integrate the business successfully and to achieve anticipated synergies; our ability to retain and hire key personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks, are more fully discussed under the caption “Risk Factors” in this Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (SEC). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating or liquidity. Therefore, you should not rely on any of these forward-looking statements.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board Leadership Structure

Our Board of Directors is composed of eleven members, divided into three classes. Pursuant to our amended and restated bye-laws, our directors are elected at the annual general meeting of shareholders for a period of three years, with each director serving until the third annual general meeting of shareholders following their election. Upon the expiration of the term of a class of directors, directors for that class will be elected for a three-year term at the annual general meeting of shareholders in the year of such expiration. Each of our directors will continue to serve as director until the election and qualification of his or her successor, or until the earlier of his or her death, resignation or removal.

The Board of Directors of IHS Markit believes strongly in the value of an independent board of directors to provide effective oversight of management. This includes all independent members of the key board committees: the Audit Committee, the Human Resources Committee, the Nominating and Governance Committee, and the Risk Committee. Each of the Company’s directors, other than Mr. Stead and Mr. Uggla, are independent (see “Independent and Non-Management Directors” below). The independent members of the Board of Directors meet regularly without management, which meetings are chaired by the lead independent director, which our bye-laws refer to as the Lead Director, whose role is described further below.

The Board believes it is important to retain its flexibility to allocate the responsibilities of the offices of the Chairman and Chief Executive Officer (“CEO”) in any way that it deems to be in the best interests of the Company. Since the completion of the Merger on July 12, 2016, Jerre Stead was appointed Chairman and CEO of IHS Markit and his service as both Chairman of the Board and CEO has been effective. Mr. Stead possesses detailed and in-depth knowledge of the business and the opportunities we have in the global marketplace and is thus well positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters.

IHS Markit has established a Lead Director role with broad authority and responsibility. Robert Kelly has served as our Lead Director since the closing of the Merger and was previously the lead director of Markit since June 2014. The Lead Director’s responsibilities include:

•	scheduling meetings of the independent directors;

•	chairing the separate meetings of the independent directors;

•	serving as principal liaison between the independent directors and the Chairman and CEO on sensitive issues;

•	communicating from time to time with the Chairman and CEO, and disseminating information among the Board of Directors as appropriate;

•	providing leadership to the Board of Directors if circumstances arise in which the role of the Chairman may be, or may be perceived to be, in conflict;

•	reviewing and approving the agenda and schedule for Board of Directors meetings and executive sessions and adding topics to the agenda as appropriate;

•	reviewing the quality, quantity, and timeliness of information to be provided to the Board;

•	serving as a non-management point of contact for the Company’s shareholders and other external stakeholders; and

•	presiding over the annual self-evaluation of the Board of Directors.

The Board believes that these responsibilities appropriately and effectively complement the Board leadership structure of IHS Markit.

The Role of the Board of Directors in Risk Oversight

We believe that risk is inherent in innovation and the pursuit of long-term growth opportunities. The Board of Directors, acting directly and through its committees, is responsible for the oversight of the Company’s risk management. With the oversight of the Board, IHS Markit has implemented practices and programs designed to help manage the risks to which we are exposed in our business and to align risk-taking appropriately with our efforts to increase shareholder value. Each of the Board’s four committees – Risk, Audit, Human Resources, and Nominating and Governance – has a role in assisting the Board in its oversight of the Company’s risk management, as set forth in the relevant committee charters.

The Board’s Risk Committee brings additional Board-level focus to the oversight of the Company’s management of key risks, as well as the Company’s policies and processes for monitoring and mitigating such risks. The Risk Committee meets at least quarterly. The Chair of the Risk Committee gives regular reports of the Risk Committee’s meetings and activities to the Board in order to keep the Board informed of the Company’s guidelines, policies and practices with respect to risk assessment and risk management; and each other committee also reports regularly to the full on its activities.

In addition, the Board of Directors participates in regular discussions among the Board and with IHS Markit senior management on many core subjects, including strategy, operations, finance, information technology, information security, human resources, legal and public policy matters, and any other subjects regarding which the Board or its committees consider risk oversight an inherent element. Management at IHS Markit is responsible for day-to-day risk management activities. The Company has formed a management risk committee led by a Chief Risk Officer to supervise these day-to-day risk management efforts, including identifying potential material risks and appropriate and reasonable risk mitigation efforts. The Chief Risk Officer regularly reports such efforts to the Risk Committee. The Board of Directors believes that the leadership structure described under “Board Leadership Structure” facilitates the Board’s oversight of risk management because it allows the Board, with leadership from the Lead Director and working through its independent committees, to participate actively in the oversight of management’s actions.

Business Experience and Qualification of Board Members

The following discussion presents information about the persons who comprise the Board of Directors of IHS Markit.

Name	Age	Position
Class III Directors with terms expiring at the Annual General Meeting in 2017
Ruann F. Ernst	70	Director
William E. Ford	55	Director
Balakrishnan S. Iyer	60	Director
Class I Directors with terms expiring at the Annual General Meeting in 2018
Jerre L. Stead	74	Chairman and CEO
Dinyar S. Devitre	69	Director
Robert P. Kelly	62	Lead Director
Deborah Doyle McWhinney	61	Director
Class II Directors with terms expiring at the Annual General Meeting in 2019
Lance Uggla	54	Director, President and Chief Integration Officer
Jean-Paul Montupet	69	Director
Richard W. Roedel	67	Director
James A. Rosenthal	63	Director

Nominees for Class III Directors to be Elected at the Annual General Meeting in 2017

Ruann F. Ernst

Ruann F. Ernst has served as a member of our Board since July 2016 and previously served as a member of the board of IHS Inc. since December 2006. Dr. Ernst served as Chief Executive Officer of Digital Island, Inc. from 1998 until her retirement in 2002. Dr. Ernst was Chairperson of the board of Digital Island from 1998 until the company was acquired by Cable & Wireless, Plc. in 2001. Prior to Digital Island, Dr. Ernst worked for Hewlett Packard in various management positions, including General Manager, Financial Services Business Unit. Prior to that, she was Vice President for General Electric Information Services Company and a faculty member and Director of Medical Computing at The Ohio State University where she managed a biomedical computing and research facility. Dr. Ernst also served on the board of Digital Realty Trust from 2004 until May 2015. At The Ohio State University, she serves on the University Foundation Board and the Fisher College of Business Advisory Board. She was a founder and is Board Chair of the nonprofit, Healthy LifeStars.

Dr. Ernst brings to the Board a strong technical and computing background as well as skill in the development of information technology businesses. She also has extensive experience as a member of boards where strategic planning and long-term planning are critical to the success of the enterprise.

William E. Ford

William E. Ford has served as a member of our Board since July 2016 and previously served as a member of the board of Markit Ltd. since June 2014. Mr. Ford is the Chief Executive Officer and Managing Director of General Atlantic LLC, a global growth equity firm, where he has worked since 1991. Mr. Ford sits on the boards of Axel Springer SE, Tory Burch, LLC and Oak Hill Advisors, L.P., which are General Atlantic portfolio companies. Mr. Ford is actively involved in various nonprofit organizations and serves on the boards of the National Committee on US-China Relations, Shofco (Shining Hope for Communities), New York Genome Center, and Partnership for New York City.

Mr. Ford is a member of the advisory board of McKinsey Investment Office Advisory Council, Stanford Graduate School of Business, Tsinghua University School of Economics and Management, TBG Limited Advisory Board, Lincoln Center and The Johnson Company. He is also a Vice Chairman of the board of trustees of The Rockefeller University and a member of the board of overseers and managers of Memorial Sloan Kettering Cancer Center. Mr. Ford formerly served on the boards of a number of General Atlantic portfolio companies including First Republic Bank, CareCore National, NYSE Euronext, E*Trade, Priceline, NYMEX and Zagat Survey. Mr. Ford holds a BA in Economics from Amherst College and an MBA from the Stanford Graduate School of Business.

Mr. Ford brings to the Board a wealth of private equity experience and extensive knowledge of business, finance and strategic acquisitions which will provide valuable insight for our long-term corporate and business strategy.

Balakrishnan S. Iyer

Balakrishnan S. Iyer has served as a member of our Board since July 2016 and previously served as a member of the board of IHS Inc. since December 2003. From October 1998 to June 2003, Mr. Iyer served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. From 1997 to 1998, he was Senior Vice President and Chief Financial Officer of VLSI Technology Inc. and, from 1993 to 1997, he was Vice President, Corporate Controller of VLSI Technology Inc. Mr. Iyer served on the board of directors of Conexant Systems from February 2002 until April 2011, Life Technologies (and its predecessor Invitrogen) from July 2001 until it was acquired in February 2014 and QLogic Corporation from 2003 until August 2016. He currently serves on the boards of directors of Skyworks Solutions, Inc. and Power Integrations, Inc. Mr. Iyer holds a B.Tech in Mechanical Engineering from the Indian Institute of Technology, Madras, an MS in Industrial Engineering from the University of California, Berkeley and an MBA in Finance from the Wharton School, University of Pennsylvania.

Mr. Iyer provides to the Board his expertise in corporate finance, accounting, and strategy, including experience gained as the Chief Financial Officer of two public companies. Mr. Iyer also brings a background in organizational leadership and experience serving as a public company outside director.

Continuing Class I Directors with Terms Expiring at the Annual General Meeting in 2018

Jerre L. Stead

Jerre L. Stead is Chairman and CEO of IHS Markit, and was Chairman and CEO of IHS Inc. prior to the Merger. He became executive chairman of IHS Inc. on December 1, 2000. He led IHS Inc.’s successful IPO in November 2005 and served as both chairman and CEO from September 2006 until June 2013. Mr. Stead returned as CEO of IHS in June 2015 and continued in his role as chairman until the Merger. Under Mr. Stead’s leadership since its IPO, IHS Inc. provided its shareowners a 28 percent compound annual growth rate. Mr. Stead began his career in 1965 at Honeywell, Inc., where he spent 21 years and held a number of executive management positions. He was the chairman and CEO of Honeywell-Phillips Medical Electronics from September 1980 to June 1982, and he returned to the United States as a group executive of the Homes and Buildings organization in July 1982. In 1987, he was named president and COO of the Square D Company, a leading manufacturer of electrical distribution and factory automation products. He was promoted to chairman, president and CEO in 1988 and served in that capacity through 1991. In 1992, Mr. Stead was named CEO of AT&T Global Business Communications Systems. He was promoted to executive vice president of AT&T and chairman and CEO of AT&T Global Information Solutions (NCR Corporation) in 1993. He served as a member of the AT&T Management Executive Committee. During this time, Mr. Stead was also the chairman of NCR Japan, a publicly traded company. In January 1995, Mr. Stead left AT&T to become chairman and CEO of Legent Corporation. He resigned eight months later after a successful merger with Computer Associates. Mr. Stead joined Ingram Micro in 1996 as chairman and CEO and took the company public on November 1, 1996 – the largest IPO in history at that time for a technology company. Under his leadership, Ingram Micro grew from an $8 billion company to a $30 billion company conducting business in more than 120 countries. The company was number 41 in the Fortune 500 for the year 2000. Mr. Stead is a graduate of the University of Iowa in Iowa City, Iowa, where he earned a bachelor’s degree in business administration, and of the Harvard University Advanced Management Program in Switzerland. Mr. Stead has served on 34 corporate boards during his career. In 2009, he was chosen as an “outstanding director” by the Financial Times – one of 55 in the past ten years. Mr. Stead served on the board of Mindspeed until May 2014 and on the board of the Salk Institute until September 2015. He is chairman of the Banner Alzheimer’s Institute Foundation as well as chairman of the board of trustees of Garret-Evangelical Seminary. He is a past chairman of the National Electronic Manufacturers Association and the Center of Ethics and Values at the Garret-Evangelical Seminary.

Mr. Stead has been involved in the leadership of IHS Inc. for more than 15 years and was previously the Chief Executive Officer of six different public companies. As our Chairman and CEO, Mr. Stead brings to the Board of Directors his knowledge of our business, strategy, people, operations, competition, and financial position. Mr. Stead provides recognized executive leadership and vision. In addition, he brings with him a global network of customer, industry, and government relationships.

Dinyar S. Devitre

Dinyar S. Devitre has served as a member of our Board since July 2016 and previously served as a member of the board of Markit Ltd. since November 2012. Mr. Devitre is also a member of the board of directors of Altria Group, Inc., where he serves on its finance and innovation committees. Mr. Devitre also serves as a Trustee of the Brooklyn Academy of Music and a Trustee Emeritus of the Asia Society. Until December 31, 2016, Mr. Devitre served as a special advisor to General Atlantic. In March 2008, Mr. Devitre retired from his position as Senior Vice President and Chief Financial Officer of Altria Group, Inc. Prior to Mr. Devitre’s appointment to this position in April 2002, he held a number of senior management positions with Altria, including President, Philip Morris Asia and Chairman and CEO of Philip Morris Japan. Mr. Devitre previously served on the boards of SABMiller plc, Western Union Company, Emdeon Inc., Kraft Foods Inc. (now known as Mondelēz International, Inc.), The Lincoln Center for the Performing Arts, Inc. and Pratham USA. Mr. Devitre holds a BA (Hons) degree from St. Joseph’s College, Darjeeling and an MBA from the Indian Institute of Management in Ahmedabad.

Mr. Devitre brings to the Board experience as the chief financial officer of a large multinational company, as an executive and director of large corporations, as well as diversity in viewpoint and international business experience.

Robert P. Kelly

Robert P. Kelly has served as a member of our Board since July 2016 and previously served as a member of the board of Markit Ltd. since November 2012. Mr. Kelly serves as Lead Director of our Board of Directors. Mr. Kelly is chairperson of Canada Mortgage and Housing Corporation and chairman of the board of directors of Santander Asset Management. Mr. Kelly also serves as a member of the Trilateral Commission and head of the U.S. alumni association of the Cass Business School, London. Mr. Kelly was most recently chairman and Chief Executive Officer of The Bank of New York Mellon and The Bank of New York Mellon Corporation until 2011. Prior to that, Mr. Kelly was Chairman, Chief Executive Officer and President of Mellon Bank Corporation, Chief Financial Officer of Wachovia Corporation and Vice-Chairman of Toronto-Dominion Bank. Mr. Kelly previously served as Chancellor of Saint Mary’s University in Canada, was a former member of the boards of the Financial Services Forum, the Federal Advisory Council of the Federal Reserve Board, the Financial Services

Roundtable, and Institute of International Finance, and a former member of the board of trustees of St. Patrick’s Cathedral in New York City, Carnegie Mellon University in Pittsburgh and the Art Gallery of Ontario. Mr. Kelly holds a B.Comm. from Saint Mary’s University, an MBA from the Cass Business School, City University, London, United Kingdom and is a Chartered Accountant and Fellow Chartered Accountant. Mr. Kelly has been awarded honorary doctorates from City University and Saint Mary’s University.

Mr. Kelly’s extensive experience as the chairman and chief executive officer of a large financial institution, as well as other senior policy making positions in the financial services industry and as a director of other public and private companies, provides the Board with valuable insight and executive leadership , management and strategic development experiences.

Deborah Doyle McWhinney

Deborah Doyle McWhinney has served as a member of our Board since July 2016 and previously served as a member of the board of IHS Inc. since May 2015. Ms. McWhinney was the chief executive officer of Citi’s global enterprise payments business and co-chair of the Citi Women initiative prior to her retirement in January 2014. Prior to joining Citi in 2009, Ms. McWhinney worked at Schwab, Inc. where she was President of Schwab Institutional and was a member of the executive committee, the Schwab Bank board, and headed the global risk committee. Ms. McWhinney previously held executive roles at Visa International and Engage Media (a division of CMGI). Earlier in her career, she worked for 17 years at Bank of America in corporate and retail banking. Ms. McWhinney was appointed by former President George W. Bush to the board of directors of the Securities Investor Protection Corporation in 2002. Ms. McWhinney currently serves on the boards of Fluor Corporation, Lloyds Banking Group plc and Fresenius Medical Care AG & Co. KGaA and is a trustee for the California Institute of Technology and for the Institute for Defense Analyses.

Ms. McWhinney brings to the Board extensive experience gained in executive level positions in the financial services industry.

Continuing Class II Directors with Terms Expiring at the Annual General Meeting in 2019

Lance Uggla

Lance Uggla is President of IHS Markit, responsible for the post-merger integration. He will become Chairman and Chief Executive Officer of IHS Markit on December 31, 2017, following the retirement of Jerre Stead. Prior to the Merger, Mr. Uggla was Chairman and Chief Executive Officer of Markit Ltd. He led Markit’s growth from a UK startup that he founded in 2003, offering the first daily credit default swap pricing service, to a public company with a market capitalisation of over $5 billion, providing business critical products and services to the world’s leading financial institutions. Markit has won over 100 awards for its innovations and contributions to financial market resilience. Previously Mr. Uggla was Vice Chair, Head of Europe and Asia at TD Securities and responsible for a USD 15 billion investment grade credit portfolio. Prior to that, he was Vice Chair, Head of Global Sales and Trading at CIBC World Markets. Mr. Uggla holds an MSc from the London School of Economics and a BBA from the Simon Fraser University in Canada. He was awarded UK Entrepreneur of the Year by EY in 2012.

Mr. Uggla was a founder and the Chairman and CEO of Markit since its creation, and was previously an executive in the financial industry. As president of IHS Markit, Mr. Uggla brings to the Board of Directors his knowledge of our business, strategy, people, operations, competition, and financial position. In addition, he brings with him extensive relationships in the financial services industry.

Jean-Paul L. Montupet

Jean-Paul Montupet has served as a member of our Board since July 2016 and previously served as a member of the board of IHS Inc. since October 2012. Mr. Montupet serves as a special advisor to Eurazeo – Société anonyme. Mr. Montupet was chair of the Industrial Automation business of Emerson and president of Emerson Europe prior to his retirement in December 2012. Mr. Montupet joined Emerson in 1981, serving in a number of senior executive roles at the global technology provider. Mr. Montupet serves on the boards of WABCO Holdings Inc. and Assurant, Inc. and previously served on the board of Lexmark International, Inc. In addition, Mr. Montupet was the non-executive chair of the board of PartnerRE Ltd. until March 2016. He is also a trustee of the St. Louis Public Library Foundation and The Churchill Centre.

Mr. Montupet brings to the Board extensive international business experience, particularly from Europe and Asia Pacific.

Richard W. Roedel

Richard W. Roedel has served as a member of our Board since July 2016 and previously served as a member of the board of IHS Inc. since November 2004. Mr. Roedel serves as a director of Six Flags Entertainment Corporation, LSB Industries, Inc. and Luna Innovations Incorporated. Mr. Roedel also serves as the non-executive chairman of Luna. Mr. Roedel served on the board of BrightPoint, Inc. until it was acquired in October 2012, on the board of Sealy Corporation until it was acquired in March 2013, and on the board of Lorillard, Inc. until it was acquired in June 2015. He also served as a director of Broadview Network Holdings, Inc., a private company, until 2012, and Dade Behring Holdings, Inc. from October 2002 until November 2005 when Dade was acquired. Mr. Roedel served in various capacities at Take-Two Interactive Software, Inc. from November 2002 until June 2005, including Chairman and Chief Executive Officer. Until 2000, Mr. Roedel was employed by BDO Seidman LLP, having been Managing Partner of its Chicago and New York Metropolitan area offices and later as Chairman and Chief Executive Officer. Mr. Roedel is a graduate of The Ohio State University and is a certified public accountant.

Mr. Roedel provides to the Board of Directors expertise in corporate finance, accounting, and strategy. He brings experience gained as a Chief Executive Officer and as a director for several companies.

James A. Rosenthal

James A. Rosenthal has served as a member of our Board since July 2016 and previously served as a member of the board of Markit Ltd. since September 2013. Until December 2016, Mr. Rosenthal was the Executive Vice President and Chief Operating Officer of Morgan Stanley, a member of Morgan Stanley’s management and operating committees, Chairman and Chief Executive Officer of Morgan Stanley Bank, N.A., and Chairman of the board of Morgan Stanley Private Bank, N.A. Mr. Rosenthal is a member of the board of The Lincoln Center for the Performing Arts, Inc. Mr. Rosenthal was previously Head of Corporate Strategy of Morgan Stanley, Chief Operating Officer of Morgan Stanley Wealth Management and Head of Firmwide Technology and Operations for Morgan Stanley. Prior to joining Morgan Stanley, Mr. Rosenthal served as Chief Financial Officer of Tishman Speyer from 2006 to 2008. Mr. Rosenthal holds a BA from Yale and a JD from Harvard Law School.

Mr. Rosenthal brings to the Board extensive experience gained as chief operating officer of one of the world’s largest financial institutions.

Organization of the Board of Directors

Prior to the completion of the Merger, the Markit board consisted of ten directors. Upon completion of the Merger, in accordance with our bye-laws, the Board size increased to eleven directors, six of whom were designees of IHS (each an “IHS designee”) and five of whom were designees of Markit (each a “Markit designee”). As such, as of the completion of the Merger on July 12, 2016, Edwin D. Cass, Gillian H. Denham, Timothy J.A. Frost, Cheng Chih Sung, Anne Walker and Lance Uggla resigned as directors of IHS Markit and the remaining members of the Board, William E. Ford, Dinyar S. Devitre, Robert P. Kelly, James A. Rosenthal, as the Markit designees, appointed Lance Uggla as a Class II director and Markit designee, and the following IHS designees to serve as directors of IHS Markit: Jerre L. Stead and Deborah Doyle McWhinney as Class I directors, Richard Roedel and Jean-Paul Montupet as Class II directors and Ruann F. Ernst and Balakrishnan S. Iyer as Class III directors.

In addition, Mr. Stead became the Chairman and Chief Executive Officer of IHS Markit, Mr. Uggla became the President and Chief Integration Officer of IHS Markit and Robert Kelly became the Lead Director of the Board. Prior to the Merger, Mr. Stead was chairman and chief executive of IHS and Mr. Uggla was chairman and chief executive of Markit. Pursuant to our bye-laws, Mr. Stead will serve as the Chairman and Chief Executive Officer of IHS Markit until no later than December 31, 2017 (the “change date”), when Mr. Uggla will be appointed Chairman and Chief Executive Officer of IHS Markit, unless otherwise decided by supermajority approval of the Board (excluding the vote of Mr. Uggla).

Our bye-laws provide that, prior to the change date, if any IHS designee or Markit designee can no longer serve as a director of IHS Markit due to death, disability, disqualification or resignation, the remaining IHS designees (if the departing director is an IHS designee) or Markit designees (if the departing director is a Markit designee), will appoint his or her successor, in each case, acting by the affirmative vote of a majority of such remaining IHS designees or Markit designees, as applicable. Our bye-laws also provide that, prior to the change date, for any director election to occur by resolution of the IHS Markit shareholders, any person proposed or nominated by the IHS Markit board to replace an IHS designee will require the approval of the remaining IHS designees and any person proposed or nominated by the IHS Markit board to replace a Markit designee will require the approval of the remaining Markit designees, in each case, acting by the affirmative vote of a majority of such remaining IHS designees or remaining Markit designees, as applicable.

Our Board held 13 meetings during the fiscal year ended November 30, 2016. At each meeting, the Chairman was the presiding director. Each director attended at least 75 percent of the total regularly scheduled and special meetings of the Board and the committees on which they served. As stated in our Corporate Governance Guidelines, our Board encourages each director to attend our Annual General Meeting of Shareholders, although attendance is not required. At the 2016 Annual General Meeting of Shareholders, seven of Markit’s ten directors at the time were in attendance.

At the completion of the Merger, our Board established four standing committees: the Audit Committee, the Human Resources Committee, the Nominating and Governance Committee, and the Risk Committee. The Board has approved a charter for each of the Audit, Human Resources, Nominating and Governance, and Risk committees, each of which can be found on our website at http://investor.ihsmarkit.com.

In Markit’s initial public offering in 2014, Canada Pension Plan Investment Board (“CPPIB”) purchased approximately $250 million of our common shares, and was given the right to nominate, in consultation with our Nominating and Governance Committee, one director for appointment to our Board of Directors pursuant to a Director Nomination Agreement with us. This right will expire if CPPIB’s beneficial ownership of our common shares falls below 100 percent of the number of common shares CPPIB purchased in Markit’s initial public offering. Edwin D. Cass was the designee nominated by CPPIB and was appointed to Markit’s Board of Directors in October 2014. At the completion of the Merger, Mr. Cass resigned and CPPIB determined at that time that it would not choose to designate a new nominee to our Board, reserving the right to designate a future nominee in accordance with the terms of the Director Nomination Agreement.

Independent and Non-Management Directors

We believe that all of our directors other than Messrs. Stead and Uggla are “independent directors,” based on the independence standards of NASDAQ and SEC rules and regulations. All of our directors other than Messrs. Stead and Uggla are non-management directors.

In addition, we believe that all members of each of the Audit Committee, Risk Committee, Human Resources Committee and Nominating and Governance Committee of the Board meets the independence standards of NASDAQ and SEC rules and regulations.

In accordance with our bye-laws and the Corporate Governance Guidelines, the independent directors designated Mr. Kelly as Lead Director on July 12, 2016. The Lead Director chairs executive sessions of the independent directors. During our 2016 fiscal year, the independent directors of the Board met seven times without the presence of management.

Prior to their resignation, Mr. Cass, Ms. Denham, Mr. Frost, Dr. Sung and Ms. Walker were believed by the Board to be “independent directors” based the independence standards of NASDAQ and SEC rules and regulations.

Simultaneous Service on Other Public Company Boards

In accordance with our Corporate Governance Guidelines, without the consent of the Nominating and Governance Committee, a director may not serve on more than five public company boards, including our Board, and a director who is also the chief executive officer of another public company may not serve on more than two public company boards, including our Board and their own board of directors.

The Corporate Governance Guidelines also provide that a director must notify and receive approval from the Chair of the Nominating and Governance Committee prior to accepting any invitation to serve on another board (including a not-for-profit/tax-exempt board) or with a government or advisory group that is expected to require significant commitments of time, in order for IHS Markit to confirm the absence of any actual or potential conflict of interest.

Business Code of Conduct and Corporate Governance Guidelines

We have adopted a code of ethics that we refer to as our Business Code of Conduct. Our Business Code of Conduct applies to our directors as well as all of our principal executive officers, our financial and accounting officers, and all other employees of IHS Markit.

Our Board has also adopted Corporate Governance Guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of our Board of Directors, membership criteria and director qualifications, director responsibilities, Board agenda, roles of the Chairman and Chief Executive Officer and lead independent director, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisers, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

Our Business Code of Conduct and our Corporate Governance Guidelines are available on our website at http://investor.ihsmarkit.com. If we approve any substantive amendment to our Business Code of Conduct or our Corporate Governance Guidelines, or if we grant any waiver of the Business Code of Conduct to the Chief Executive Officer, the Chief Financial Officer, or the Chief Accounting Officer, we intend to post an update on the Investor Relations page of the Company’s website (http://investor.ihsmarkit.com) within five business days and keep the update on the site for at least one year.

Communications with the Board

The Board has a process for shareholders or any interested party to send communications to the Board, including any committee of the Board, any individual director, or our non-management directors. If you wish to communicate with the Board as a whole, with any committee, with any one or more individual directors, or with our non-management directors, you may send your written communication to:

General Counsel

c/o IHS Markit Legal Department

IHS Markit Ltd.

4th Floor, Ropemaker Place

25 Ropemaker Street

London, England EC2Y 9LY

Communications with Non-Management Directors

Interested parties wishing to reach our independent directors or non-management directors may address the communication to our Lead Director on behalf of the non-management directors. Address such communications as follows:

Lead Director

c/o IHS Markit Legal Department

IHS Markit Ltd.

4th Floor, Ropemaker Place

25 Ropemaker Street

London, England EC2Y 9LY

Depending on how the communication is addressed and the subject matter of the communication, either our Lead Director or Ms. Granat will review any communication received and will forward the communication to the appropriate director or directors.

Communications with the Audit Committee

Our Audit Committee has established a process for communicating complaints regarding accounting or auditing matters.

In order to submit a complaint, you may call our code of conduct hotline as set forth in the Code of Conduct Hotline policy, which can be found on our website at http://investor.ihsmarkit.com. Any such complaints received or submitted are forwarded as appropriate to the Audit Committee, to take such action as may be appropriate.

Composition of Board Committees

The Board has had four standing committees in fiscal year 2016 since the completion of the Merger, with duties, membership as of fiscal year-end, and number of meetings for each as shown below.

Name	Audit(1)	Human Resources	Nominating and Governance	Risk(1)
Dinyar S. Devitre	Chair		✓	✓
Ruann F. Ernst		Chair
William E. Ford	✓
Balakrishnan S. Iyer	✓		✓
Robert P. Kelly		✓	Chair
Deborah Doyle McWhinney	✓			✓
Jean-Paul Montupet		✓	✓
Richard W. Roedel				Chair
James A. Rosenthal		✓		✓
2016 Meetings	7	7	6	1

(1)	The Risk Committee was established at the completion of the Merger. Prior to July 12, 2016, the Audit Committee was delegated responsibility for risk overview of the Company.

During fiscal year 2016, the following directors served on committees for portions of the year:

•

Audit Committee: Mr. Cass, Mr. Frost and Mr. Sung served on the Audit Committee (formerly the Audit and Risk Committee) until the completion of the Merger. Ms. McWhinney, Mr. Iyer and Mr. Ford began serving on the Audit Committee on July 12, 2016 at the completion of the Merger.

•

Human Resources Committee: Ms. Denham and Mr. Ford served on the Human Resources Committee (formerly the Human Resources and Compensation Committee) until the completion of the Merger. Dr. Ernst and Mr. Montupet began serving on the Human Resources Committee on July 12, 2016 at the completion of the Merger.

•

Nominating and Governance Committee: Ms. Denham, Mr. Frost and Mr. Uggla served on the Nominating and Governance Committee until the completion of the Merger. Mr. Iyer and Mr. Kelly began serving on the Nominating and Governance Committee on July 12, 2016 at the completion of the Merger.

•	Risk Committee: Mr. Devitre, Ms. McWhinney, Mr. Roedel and Mr. Rosenthal began serving on the Risk Committee on July 12, 2016, when it was established at the completion of the Merger.

Audit Committee

Members:

Dinyar S. Devitre (Chair)

William E. Ford

Balakrishnan S. Iyer

Deborah Doyle McWhinney

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists our Board in its oversight of (i) the integrity of our financial statements; (ii) our independent registered public accountants’ qualifications, independence, and performance; (iii) the performance of our internal audit function; and (iv) our compliance with legal and regulatory requirements. The Audit Committee is directly responsible for recommending the appointment of, and the compensation, retention and oversight of the work of our independent registered public accountants. The Audit Committee also prepares the report on the Company’s financial statements and its independent registered public accountants that the SEC rules require to be included in the Company’s annual proxy statement or annual report. The Audit Committee is governed by a charter, a copy of which is available at the Company’s website at http://investor.ihsmarkit.com.

Our Board has determined that each member of the Audit Committee satisfies the “independence” requirement of Rule 10A-3 under the Exchange Act, the listing standards of NASDAQ and the Audit Committee Charter and meets the financial literacy and sophistication requirements of the listing standards of NASDAQ. In addition, the Board has determined that each of Mr. Devitre, Mr. Iyer and Ms. McWhinney meets the definition of “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Human Resources Committee

Members:

Ruann F. Ernst (Chair)

Robert P. Kelly

Jean-Paul Montupet

James A. Rosenthal

The Human Resources Committee has been established by our Board to (i) review, approve and administer our compensation and benefits policies generally, (ii) evaluate executive officer performance and review our management succession plan, (iii) review and approve compensation for our executive officers, (iv) retain and terminate compensation consultants, (v) review and discuss the Compensation Discussion and Analysis disclosure with management and provide a recommendation to the Board regarding its inclusion in the Company’s annual proxy statement or annual report, and (vi) prepare the report on executive officer compensation that the SEC rules require to be included in the Company’s annual proxy statement or annual report. See “Compensation Discussion and Analysis” below for a more detailed description of the functions of the Human Resources Committee. The Human Resources Committee is governed by a charter, a copy of which is available at the Company’s website at http://investor.ihsmarkit.com.

Our Board has determined that each member of the Human Resources Committee satisfies the “independence” requirement of the listing standards of NASDAQ, our Corporate Governance Guidelines and the Human Resources Committee Charter.

Nominating and Corporate Governance Committee

Members:

Dinyar S. Devitre

Balakrishnan S. Iyer

Robert P. Kelly (Chair)

Jean-Paul Montupet

The Nominating and Governance Committee has been created by our Board to (i) identify individuals qualified to become board members and recommend director nominees to the Board, (ii) recommend directors for appointment to committees established by the Board, (iii) make recommendations to the Board as to determinations of director independence, (iv) oversee the evaluation of the Board, (v) make recommendations to the Board as to compensation for our directors, and (vi) develop and recommend to the Board our corporate governance guidelines and business code of conduct and ethics. A more detailed description of certain functions of the Nominating and Governance Committee can be found under “Director Nominations.” The Nominating and Governance Committee is governed by a charter, a copy of which is available on the Company’s website at http://investor.ihsmarkit.com.

Our Board has determined that each member of the Human Resources Committee satisfies the “independence” requirement the listing standards of NASDAQ, our Corporate Governance Guidelines and the Nominating and Governance Committee Charter.

Risk Committee

Members:

Dinyar S. Devitre

Deborah Doyle McWhinney

Richard W. Roedel (Chair)

James A. Rosenthal

The Risk Committee has been established by our Board to assist our Board in its oversight of the Company’s risk management. In addition to any other responsibilities which may be assigned from time to time by the Board, the Risk Committee is responsible for (i) reviewing and discussing with management the Company’s risk management and risk assessment processes, including any policies and procedures for the identification, evaluation and mitigation of major risks of the Company; (ii) receiving periodic reports from management as to efforts to monitor, control and mitigate major risks; and (iii) reviewing periodic reports from management on selected risk topics as the Risk Committee deems appropriate from time to time, encompassing major risks other than those delegated by the Board to other committees of the Board in their respective charters or otherwise. The Risk Committee is governed by a charter, a copy of which is available on the Company’s website at http://investor.ihsmarkit.com.

Our Board has determined that each member of the Risk Committee satisfies the “independence” requirement of our Corporate Governance Guidelines and the Risk Committee Charter.

Director Nominations

Our Board nominates directors to be elected at each Annual General Meeting of Shareholders and appoints new directors to fill vacancies when they arise. The Nominating and Governance Committee has the responsibility to identify, evaluate, recruit, and recommend qualified candidates to the Board for nomination or appointment.

In addition to considering an appropriate balance of knowledge, experience and capability, the Board has as an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, and skills. The Nominating and Governance Committee will select candidates for director based on the candidate’s character, judgment, diversity of experience, business acumen, and ability to act on behalf of all shareholders (without regard to whether the candidate has been nominated by a shareholder). The Nominating and Corporate Governance Committee believes that nominees for director should have experience, such as experience in management or accounting and finance, or industry and technology knowledge, that may be useful to IHS Markit and the Board, high personal and professional ethics, and the willingness and ability to devote sufficient time to effectively carry out his or her duties as a director. The Nominating and Governance Committee believes it appropriate for at least one, and preferably multiple, members of the Board to meet the criteria established by the SEC for an “audit committee financial expert,” and for a majority of the members of the Board to meet the definition of “independent director” under the rules of NASDAQ. The Nominating and Governance Committee also believes it appropriate for certain key members of our management to participate as members of the Board.

Prior to each Annual General Meeting of Shareholders, the Nominating and Governance Committee identifies nominees first by evaluating the current directors whose term will expire at the Annual General Meeting of Shareholders and who are willing to continue in service. These candidates are evaluated based on the criteria described above, the candidate’s prior service as a director, and the needs of the Board with respect to the particular talents and experience of its directors. In the event that a director does not wish to continue his or her service, the Nominating and Governance Committee determines not to re-nominate the director, or a vacancy is created on the Board as a result of a resignation, an increase in the size of the Board, or other event, the Nominating and Governance Committee will consider various candidates for membership, including those suggested by the Nominating and Governance Committee members, by other Board members, by any executive search firm engaged by the Nominating and Governance Committee, or by any nomination properly submitted by a shareholder pursuant to the procedures for shareholder nominations for directors provided in the proxy statement related to the Annual General Meeting and this annual report. As a matter of policy, candidates recommended by shareholders are evaluated on the same basis as candidates recommended by the Board members, executive search firms, or other sources. In 2016, Nominating and Governance Committee has not engaged any executive search firms to assist with identifying qualified Board candidates.

Shareholder Proposals for the 2018 Annual General Meeting

If a shareholder wishes to present a proposal at the 2018 Annual General Meeting of Shareholders and have it included in our Proxy Statement for the 2018 Annual General Meeting of Shareholders, the shareholder and the proposal must comply with these instructions, our bye-laws and the proxy proposal submission rules of the SEC. One important requirement is that the proposal be received by the Company Secretary of IHS Markit no later than October 24, 2017.

If a shareholder wishes to present a proposal at the 2018 Annual General Meeting of Shareholders, but not to include the proposal in our Proxy Statement for the 2018 Annual General Meeting of Shareholders, or to nominate a person for election as a director, the shareholder and the proposal must comply with the requirements set forth in our bye-laws, including by the shareholder giving timely notice of the proposal in writing to the Company Secretary of IHS Markit at the principal executive offices of IHS Markit:

IHS Markit Ltd.

Attn: Company Secretary – IHS Markit Legal Department

4th Floor, Ropemaker Place

25 Ropemaker Street

London, England EC2Y 9LY

In order to be timely under our bye-laws, notice of shareholder proposals must be received by the Company Secretary of IHS Markit, in the case of an annual general meeting of the shareholders, not less than 90 days nor more than 120 days before the anniversary date of the immediately preceding annual general meeting of shareholders. If the next annual meeting is called for a date that is more than 30 days before or after that anniversary date, notice by the shareholder in order to be timely must be received not later than 10 days following the earlier of the date on which notice of the annual general meeting was posted to shareholders or the date on which public disclosure of the date of the annual general meeting was made. Therefore, assuming that our 2018 Annual General Meeting of Shareholders is called for a date that is not more than 30 days before or after April 5, 2018, we must receive notice of such a proposal or nomination for the 2018 Annual General Meeting of Shareholders no earlier than December 6, 2017 and no later than January 5, 2018.

We urge shareholders to submit proposals by certified mail, return receipt requested, to the attention of the Corporate Secretary at the above address.

Additionally, under Bermuda law, shareholders holding not less than five percent of the total voting rights or 100 or more shareholders together may require us to give notice to our shareholders of a proposal to be submitted at an annual general meeting. Generally, notice of such a proposal must be received by us at our registered office in Bermuda, located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda, not less than six weeks before the date of the meeting and must otherwise comply with the requirements of Bermuda law.

Shareholder proposals related to shareholder nominations for the election of directors

A shareholder’s notice to the Company Secretary related to shareholder nominations for the election of directors must be in proper written form and must set forth information related to the shareholder giving the notice and the beneficial owner (if any) on whose behalf the nomination is made, including:

•

as to each person whom the shareholder proposes to nominate for election as a director, (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class or series and number of shares of IHS Markit owned beneficially or of record by the person and (D) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to the Exchange Act or that IHS Markit may reasonably request in order to determine the eligibility of such person to serve as a director of IHS Markit;

•	the name and record address of the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is proposed;

•

the class or series and number of shares of IHS Markit which are registered in the name of or beneficially owned by such shareholder and such beneficial owner (including any shares as to which such shareholder or such beneficial owner has a right to acquire ownership at any time in the future);

•

a description of all derivatives, swaps or other transactions or series of transactions engaged in, directly or indirectly, by such shareholder or such beneficial owner, the purpose or effect of which is to give such shareholder or such beneficial owner economic risk similar to ownership of shares of IHS Markit;

•

a description of all agreements, arrangements, understandings or relationships engaged in, directly or indirectly, by such shareholder or such beneficial owner, the purpose or effect of which is to mitigate loss to, reduce the economic risk (or ownership or otherwise) of any class or series of shares of IHS Markit, manage the risk of share price changes for, or increase or decrease the voting power of, such shareholder or beneficial owner, or which provides, directly or indirectly, such shareholder or beneficial owner with the opportunity to profit from any decrease in the price or value of the shares of any class or series of shares of IHS Markit;

•

a description of all agreements, arrangements, understandings or relationships between such shareholder or such beneficial owner and any other person or persons (including their names) in connection with the proposed nomination by such shareholder and any material relationship between such shareholder or such beneficial owner and the person proposed to be nominated for election; and

•	a representation that such shareholder intends to appear in person or by proxy at the general meeting to propose such nomination.

In the case of an election at any general meeting of shareholders, any such notice must be accompanied by a written consent of each person whom the shareholder proposes to nominate for election as a director to being named as a nominee and to serve as a director if elected.

Shareholder proposals not related to director nominations

A shareholder’s notice to the Company Secretary of IHS Markit with respect to shareholder proposals not related to director nominations must be in proper written form and must set forth, as to each matter the shareholder and the beneficial owner (if any) proposes to bring before the meeting:

•

a brief description of the business desired to be brought before the general meeting, the text of the proposal or business (including the text of any resolutions proposed for consideration and, in the event that such business includes a proposal to amend the bye-laws of the Company, the language of the proposed amendment) and the reasons for conducting such business at the general meeting;

•	the name and record address of such shareholder and the beneficial owner, if any, on whose behalf the business is being proposed;

•

the class or series and number of shares of IHS Markit which are registered in the name of or beneficially owned by such shareholder and such beneficial owner (including any shares as to which such shareholder or such beneficial owner has a right to acquire ownership at any time in the future);

•

a description of all derivatives, swaps or other transactions or series of transactions engaged in, directly or indirectly, by such shareholder or such beneficial owner, the purpose or effect of which is to give such shareholder or such beneficial owner economic risk similar to ownership of shares of IHS Markit;

•

a description of all agreements, arrangements, understandings or relationships engaged in, directly or indirectly, by such shareholder or such beneficial owner, the purpose or effect of which is to mitigate loss to, reduce the economic risk (or ownership or otherwise) of any class or series of shares of IHS Markit, manage the risk of share price changes for, or increase or decrease the voting power of, such shareholder or beneficial owner, or which provides, directly or indirectly, such shareholder or beneficial owner with the opportunity to profit from any decrease in the price or value of the shares of any class or series of shares of IHS Markit;

•

a description of all agreements, arrangements, understandings or relationships between such shareholder or such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder or such beneficial owner in such business; and

•	a representation that such shareholder intends to appear in person or by proxy at the general meeting to bring such business before the general meeting.

You may obtain a copy of the current rules for submitting shareholder proposals from the SEC at:

U.S. Securities and Exchange Commission

Division of Corporation Finance

100 F Street, NE

Washington, DC 20549

or through the SEC’s website at www.sec.gov.

We recommend that any shareholder desiring to make a nomination or submit a proposal for consideration obtain a copy of our bye-laws. They are available free of charge upon written request to the Company Secretary at c/o IHS Markit Legal Department, IHS Markit Ltd., 4th Floor, Ropemaker Place, 25 Ropemaker Street, London, England EC2Y 9LY.

Director Share Ownership Guidelines

We believe that our nonemployee directors should have a significant equity interest in the Company. Our Board has adopted an ownership policy in our Corporate Governance Guidelines that requires directors to hold common shares with an aggregate value (measured at the market price at the time of purchase or grant multiplied by the number of common shares) of at least five times the Board’s annual cash retainer. Vested stock options which are not exercised are not considered for the purposes of director equity ownership. Directors have five years to achieve the holding requirement. As of the December 31, 2016, all of our current directors held shares in excess of their holding requirement except for Mr. Rosenthal, who has until June 2019 to meet his holding requirement.

We also have a hedging and pledging policy for executive officers and directors in our policy on trading securities that (a) prohibits them from engaging in any hedging transactions that are designed to hedge or speculate on any change in the market value of IHS Markit equity securities, and (b) requires pre-clearance before allowing them to hold IHS Markit securities in margin accounts or pledge IHS Markit securities as collateral.

Director Compensation

Our nonemployee directors receive compensation for their service on our Board. The compensation is composed of cash retainers and equity awards. In addition, each of our directors is reimbursed for reasonable expenses. The following table sets forth information concerning the nonemployee director compensation program in effect at the 2016 fiscal year-end.

Director Compensation	($)
Board Retainer	90,000
Lead Director Retainer	50,000
Committee Chair Retainer
—Nominating and Corporate Governance Committee	17,500
—All other committees	30,000
Committee Member Retainer
—Audit Committee	15,000
—All other committees	10,000
Annual Equity Award(1)	180,000

(1)	The shares underlying the annual equity award value are determined by dividing the value on the grant date by the closing price of our shares on the grant date. Directors may choose to defer receipt of the shares underlying the restricted share units until after their termination of service.

Nonemployee director compensation is reviewed annually by the Nominating and Governance Committee, with the assistance of Pay Governance LLC (“Pay Governance”), the committee’s compensation consultant. The above director compensation was established by the committee in August 2016, after completion of the Merger. All equity awards for nonemployee directors will be determined by the Non-Employee Director Equity Compensation Policy and issued pursuant to the 2014 IHS Markit Ltd. Equity Incentive Award Plan. Directors may elect to defer their cash retainers to deferred share units.

Our bye-laws provide that we shall indemnify our officers and directors in respect of their actions and omissions, except in respect of their fraud or dishonesty, and that we shall advance funds to our officers and directors for expenses incurred in their defense on condition to repay the funds if any allegation of fraud or dishonesty is proved. Our bye-laws provide that the shareholders waive all claims or rights of action that they might have, individually or in right of the Company, against any of the company’s directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except in respect of any fraud or dishonesty of such director or officer.

In addition, we have entered into agreements with our officers and directors to indemnify them against expenses and liabilities to the fullest extent permitted by law. These agreements also provide, subject to certain exceptions, for indemnification for related expenses including, among others, attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by any of these individuals in any action or proceeding.

We have also purchased and maintain a directors’ and officers’ liability policy for the benefit of any officer or director in respect of any loss or liability attaching to him or her in respect of any negligence, default, breach of duty or breach of trust, whether or not we may otherwise indemnify such officer or director.

Director Compensation During Fiscal Year 2016

The following table sets forth information concerning the compensation of each of our nonemployee directors during the fiscal year beginning December 1, 2015 and ending November 30, 2016. Directors did not receive any stock options, non-equity incentive plan compensation, or any other compensation. Directors do not participate in defined benefit and actuarial pension plans or nonqualified defined contribution plans.

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards ($) (3)	Total ($)
Dinyar S. Devitre	116,667	165,161	281,828
Ruann F. Ernst	46,500	—	46,500
William E. Ford(4)	43,750	74,248	117,998
Balakrishnan Iyer	44,563	—	44,563
Robert P. Kelly	152,084	189,952	342,036
Deborah McWhinney	44,563	—	44,563
Jean-Paul Montupet	42,625	—	42,625
Richard Roedel	46,500	—	46,500
Gillian H. Denham(5)	50,000	132,186	182,186
Timothy J.A. Frost(5)	25,000	132,186	157,186

(1)	Edwin D. Cass, Cheng Chi Sung, and Anne Walker served as directors of Markit from the beginning of the fiscal year through the close of the Merger. None of these former directors received compensation from Markit. James A. Rosenthal has served as a director throughout the fiscal year, but voluntarily waived his compensation as he was an executive officer of Morgan Stanley until December 31, 2016. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Credit Agreement.” These directors are excluded from the table above.

(2)	Fees Earned or Paid in Cash are reported on a post-Merger basis (July 12, 2016 through November 30, 2016) for legacy IHS directors (Dr. Ernst, Ms. McWhinney, Messrs. Iyer, Montupet and Roedel). Includes the value of deferred share units granted in the first quarter of fiscal year 2017 to Messrs. Ford, Kelly and Roedel in lieu of cash fees earned in the fourth quarter of fiscal year 2016. The deferred share units will be distributed in IHS Markit common shares after the director’s service terminates.

(3)	For share awards granted prior to the close of the Merger on July 12, 2016, the value was calculated in accordance with IFRS 2. For share awards granted after the close of the Merger on July 12, 2016, the value was calculated in accordance with FASB ASC Topic 718. In both cases, any estimated forfeitures are excluded from the values reported in this table. For a discussion of the assumptions made in valuing these awards and a description of how we factor forfeitures into our overall equity compensation expense, refer to “Note 14 - Stock-Based Compensation” to our financial statements contained in our Annual Report on Form 10-K for the 2016 fiscal year.

(4)	Mr. Ford did not receive compensation for his services as a director of Markit. He began receiving compensation upon the close of the Merger, July 12, 2016.

(5)	Ms. Denham and Mr. Frost ceased to be directors upon close of the Merger.

The following table sets forth information concerning the outstanding share awards held by each director on November 30, 2016:

	Outstanding Share Awards at End of Fiscal Year
Name	Deferred Share Units # (1)	Unvested Restricted Share Awards and Units # (2)	Total Share Awards Outstanding at Fiscal Year End #
Dinyar S. Devitre	—	3,746	3,746
Ruann F. Ernst	54,953	5,165	60,118
William E. Ford	—	2,004	2,004
Balakrishnan Iyer	58,827	5,165	63,992
Robert P. Kelly	—	4,238	4,238
Deborah McWhinney	7,044	5,165	12,209
Jean-Paul Montupet	21,957	5,165	27,122
Richard Roedel(3)	124,785	5,165	129,950

(1)	Represents (a) deferred share units held by legacy IHS directors that were acquired during his or her service in lieu of receiving cash retainers to IHS Inc. and will be delivered in IHS Markit shares upon termination of service, and (b) vested annual equity awards that have not yet been released because the director deferred receipt until after termination of service. The table excludes deferred share units that were granted after the close of the fiscal year for service in the fourth quarter of the fiscal year. The amount deferred for these deferred share units is reported in the compensation table above.

(2)	Represents unvested restricted share awards and restricted share units held by the directors at fiscal year end. These unvested awards vested on December 1, 2016 except that Messrs. Devitre and Kelly have 2,856 and 3,570 restricted share awards, respectively, that will vest on May 5, 2017.

(3)	Mr. Roedel has gifted all of his equity grants to his spouse.

Executive Officers

Set forth below is information concerning our executive officers as of February 21, 2017.

Name	Age	Position
Jerre Stead	74	Chairman and Chief Executive Officer
Lance Uggla	54	President and Chief Integration Officer, Director
Shane Akeroyd	52	Executive Vice President-Global Head of Account Management and Regional Head of Asia Pacific
Jane Okun Bomba	54	Executive Vice President and Chief Administrative Officer
Jonathan Gear	46	Executive Vice President, Resources and Transportation
Sari Granat	46	Executive Vice President and General Counsel
Randy Harvey	63	Executive Vice President and Chief Technology Officer
Todd Hyatt	56	Executive Vice President and Chief Financial Officer
Adam Kansler	47	Executive Vice President-Financial Markets
Yaacov Mutnikas	62	Executive Vice President-Financial Market Technologies
Jeffrey Sisson	60	Executive Vice President and Chief of Staff
Michele Trogni	51	Executive Vice President-Consolidated Markets and Solutions
Daniel Yergin	70	Vice Chairman
Michael Easton	44	Senior Vice President and Chief Accounting Officer

Executive officers are appointed by our Board. Unless otherwise indicated, all executive officers were appointed to their current positions as of the completion of the Merger. As of the completion of the Merger on July 12, 2016, Jeffrey Gooch, Kevin Gould and Stephen Wolff, Markit’s chief financial officer, president and head of corporate development, respectively, were no longer executive officers of IHS Markit.

Heather Matzke-Hamlin served as our Senior Vice President and Chief Accounting Officer from July 12, 2016 until February 15, 2017, when she stepped down from that position to serve as an advisor to our Chief Financial Officer.

Information about Mr. Stead and Mr. Uggla is provided under “Business Experience and Qualification of Board Members”. A brief biography for each of our other executive officers and key members of our executive team follows.

Shane Akeroyd

Shane Akeroyd is executive vice president, global head of account management and regional head of Asia Pacific for IHS Markit. Mr. Akeroyd joined Markit as head of sales in 2008 from RBC Capital Markets where he was head of global debt markets distribution and a member of the executive management team. Prior to RBC, Mr. Akeroyd was vice chair, capital market sales at TD Securities, responsible for Europe, Asia and Australia. He holds a B.S. (Hons) in economics from University College London.

Jane Okun Bomba

Jane Okun Bomba is executive vice president and chief administrative officer of IHS Markit, supporting the human resources, communications, marketing, investor relations and sustainability teams. Ms. Okun Bomba joined IHS 12 years ago and helped complete its successful IPO, led the architecture of a global ERP and launched the corporate sustainability program. Previously, she served in corporate finance and investor relations leadership positions at Genesis, Velocom, MediaOne Group and Northwest Airlines. Ms. Okun Bomba holds a B.G.S. and an MBA from the University of Michigan.

Jonathan Gear

Jonathan Gear is executive vice president of resources and transportation for IHS Markit, including business lines supporting the automotive, energy, chemicals, maritime and aerospace industries. Mr. Gear was previously executive vice president of resources and transportation for IHS. Earlier, he served in multiple senior vice president positions and as president/COO of IHS CERA. Mr. Gear previously held leadership positions at Activant Solutions, smarterwork.com and Booz Allen Hamilton. He holds a B.A. from the University of California, Berkeley and an MBA from Stanford Graduate School of Business.

Sari Granat

Sari Granat is executive vice president and general counsel at IHS Markit, responsible for the company’s legal, compliance, regulatory and government affairs, enterprise risk and information security functions. Prior to joining Markit in 2012, Ms. Granat was lead counsel and chief administrative officer of TheMarkets.com LLC. She has served in senior legal and strategy positions at media and technology companies including Dow Jones & Company and Kaplan, Inc. Sari holds a B.A. in English from Yale University and a J.D. from New York University School of Law.

Randy Harvey

Randy Harvey is executive vice president and chief technology officer of IHS Markit. As senior vice president and CTO of IHS, Mr. Harvey led information technology operations, infrastructure and product development teams that delivered world-class products and customer support throughout the solution lifecycle. Mr. Harvey previously held senior management positions at Seismic Micro Technology, Reynolds & Reynolds, and Sterling Commerce. He has a B.A. from the University of Maryland.

Todd Hyatt

Todd Hyatt is executive vice president and chief financial officer of IHS Markit. Mr. Hyatt served in those same roles at IHS after previously serving as chief information officer, senior vice president of FP&A, and leading the finance organization for the company’s engineering segment. He also worked for LoneTree Capital, US WEST/MediaOne, AT&T, Arthur Young and Arthur Andersen. He holds a B.S. in accounting from the University of Wyoming and an M.S. in management from Purdue University.

Adam Kansler

Adam Kansler is executive vice president of the financial markets business at IHS Markit, which includes pricing and reference data, trade processing, valuations, indices, and economic and country risk products. Mr. Kansler previously served as global co-head of Markit’s information division and head of North American operations. Earlier, Mr. Kansler was Markit’s chief administrative officer and general counsel, leading human resources, legal, corporate communications, risk, regulatory and strategic alliances. Before joining Markit in 2009, Mr. Kansler spent 17 years with Proskauer LLP as a corporate partner. He holds a B.A. in economics from Hobart College and received his J.D. from Columbia University School of Law.

Yaacov Mutnikas

Yaacov Mutnikas is executive vice president of financial market technologies, with responsibility for software products including Enterprise Data Management, Markit Analytics, ThinkFolio, Information Mosaic, WSO and Global Equities. He has over thirty years of experience from previous roles as senior advisor to the Bank of England, head of risk architecture at the FSA, head of business architecture at Bridgewater and CTO at Algorithmics. Mr. Mutnikas holds an M.Sc. in philosophy of science from Kings College London and an M.Sc. in finance and investment banking from Reading University.

Jeffrey Sisson

Jeffrey Sisson is executive vice president and chief of staff for IHS Markit. From 2005 to 2016, Mr. Sisson served as senior vice president and chief human resources officer for IHS. Prior to IHS, he was senior vice president, human resources, EaglePicher, Inc.; senior director, human resources, Snap-on Inc.; and director, human resources, Whirlpool Corporation. Jeff earned a B.A. and an M.A. from Michigan State University.

Michele Trogni

Michele Trogni is executive vice president of consolidated markets and solutions for IHS Markit. She was previously co-head of Markit’s Solutions Division and was responsible for Markit’s managed services businesses, which included KYC, KY3P, Markit digital and Markit tax solutions. Prior to joining Markit in 2013, Ms. Trogni had over 25 years of experience in banking, most recently acting as group chief information officer for UBS and, prior to that, as head of UBS investment bank operations. She holds a B.A. (Hons) in accounting from Northumbria University and is a qualified accountant (ACCA).

Daniel Yergin

Daniel Yergin is vice chairman of IHS Markit. The Pulitzer-Prize winning author of The Prize and The Quest, Dr. Yergin was vice chairman of IHS and founded IHS CERA. He is an authority on energy, international politics and economics. His awards include Lifetime Achievement from the Prime Minister of India and the United States Energy Award for “lifelong achievements in energy and the promotion of international understanding.” He holds a B.A. from Yale University and a Ph.D. from Cambridge University, where he was a Marshall Scholar.

Michael Easton

Michael Easton is Senior Vice President and Chief Accounting Officer for IHS Markit. Previously, Mr. Easton was Senior Vice President-Financial Planning and Analysis of IHS Markit since July 2016 and of IHS Inc. from October 2012 to July 2016. Prior to joining IHS Inc., Mr. Easton was a Senior Manager at Ernst & Young LLP and spent over 14 years in audit services. Mr. Easton holds a master’s degree in accounting from Brigham Young University and is a Certified Public Accountant in the state of Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of IHS Markit are voluntarily complying with the rules of Section 16(a) of the Exchange Act that require ownership reports to be filed on Forms 3, 4 and 5 with the SEC. Based solely on our review of the copies of such forms we have received and written representations from our executive officers and directors that they filed all applicable reports, we believe that, since the Merger, all filings normally required by executive officers and directors under Section 16(a) have been voluntarily filed on a timely basis.

Item 11. Executive Compensation

Report of the Human Resources Committee

The Human Resources Committee of the Board has reviewed and discussed with Company management the Compensation Discussion and Analysis (“CD&A”). Based on such review and discussion the Human Resources Committee has recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K and the proxy statement for the Company’s 2017 annual general meeting of shareholders.

Respectfully submitted on February 21, 2017 by the members of the Human Resources Committee of the Board:

Dr. Ruann F. Ernst, Chair

Mr. Robert P. Kelly

Mr. Jean-Paul Montupet

Mr. James A. Rosenthal

Former Members of the Human Resources and Compensation Committee of the Markit Ltd. Board (serving from December 1, 2015 to July 12, 2016):

Mr. William E. Ford

Ms. Gillian H. Denham

The foregoing report of the Human Resources Committee does not constitute “soliciting material” and shall not be deemed filed or incorporated by reference into any other filing by IHS Markit under the Securities Act of the Exchange Act.

Compensation Discussion and Analysis

Overview

This has been a historic year with the Merger of our two companies, Markit and IHS, and we have a complex and compelling compensation story to tell. In July 2016, we completed the Merger, resulting in Markit emerging as the surviving company with the name IHS Markit. This transaction created strong value for shareholders, delivering fiscal year 2016 (“FY16”) shareholder return of 23 percent, which is 13 percent higher than that of the S&P 500 Index (discussed further in the Financial Results section below). In accordance with the terms of the Merger Agreement, IHS stockholders received 3.5566 common shares of IHS Markit for each share of IHS common stock they owned and the IHS common stock was delisted from the New York Stock Exchange and deregistered under the Exchange Act. IHS Markit was listed on NASDAQ under the “INFO” ticker symbol.

As is often the case for any two companies coming together in a merger of equals, IHS and Markit had different compensation philosophies and practices. During the few months since the Merger closed, we have been in the process of building a new total rewards program that includes cash compensation, short-term and long-term incentives, and benefits. We have evaluated pay practices from both companies, choosing to keep the best, while adopting new policies and practices to deliver competitive packages to our colleagues and ensuring strong shareholder alignment. We are proud of the progress we have made in the six months since the close of the Merger, and we will work through the end of fiscal year 2017 (“FY17”) to fully implement our new compensation program.

In FY17, our executive officers will have a compensation program that includes (a) a competitive base salary, (b) an annual incentive tied to pre-established financial goals, and (c) long-term incentives also tied to pre-established goals aimed to motivate and retain executives while driving the long-term performance of the Company.

Immediately upon close of the Merger, the IHS Markit Board appointed the Human Resources Committee (the “Committee”) and tasked the Committee with developing a total rewards strategy to attract and retain top talent, drive company performance, and align with shareholders. With that overarching directive, we have already accomplished the following for executive compensation:

•	Appointment of an independent compensation consultant holding no previous relationships with either IHS or Markit.

•	Agreement on the guiding principles for executive compensation.

•	Establishment of a new annual incentive program under which incentive payments will be based on achievement of financial metrics.

•	Adoption of a robust incentive compensation recoupment (clawback) policy.

•	Elimination of virtually all perquisites except those related to relocation or international assignments.

•

Design of a new long-term incentive program that, for the CEO and the President, will be solely in the form of performance share units with a three-year performance period tied to Earnings per Share (“EPS”) growth and Total Shareholder Return (“TSR”).

•	Approval of equity award terms that do not permit single-trigger acceleration of unvested equity in the event of a change in control.

•	Adoption of hedging and pledging policies.

•	Establishment of share ownership guidelines for executive officers and the Board.

Most decisions affecting the FY16 compensation of our executive officers were made prior to the completion of the Merger by the legacy Human Resources and Compensation Committee of the Markit board (the “Markit Committee”) and the legacy Human Resources Committee of the IHS board (the “IHS Committee”). Because we only had one full quarter as a combined company in FY16, our executive officers’ compensation in FY16 is based on the programs and philosophies of the respective legacy companies. Pre-Merger compensation decisions (those made before July 12, 2016) are not decisions of the current Committee, but all post-Merger compensation decisions (those made after July 12, 2016) represent decisions made by the current Committee.

Historically, Markit has been a foreign private issuer (“FPI”) under the rules of the SEC. IHS Markit continues to qualify as an FPI. As an FPI, we are not required to provide a CD&A and the related disclosure; however, we believe it is important to provide investors with transparent disclosure and a holistic view of our past year’s executive compensation and our newly designed compensation philosophy and approach for IHS Markit. Thus, we are voluntarily disclosing this information. In addition, we intend to voluntarily provide for “say-on-pay” and “say-on-pay frequency” advisory votes to shareholders at our 2017 annual general meeting of shareholders.

Our disclosures are different than what would have been reported for a full year as a combined company. To determine the most highly compensated executive officers under the rules of the SEC,

we were required to consider a full fiscal year of compensation for executive officers who were previously employed by Markit and only post-Merger compensation for executive officers who were previously employed by IHS. Going forward, these disclosures and tables will reflect 12 full months of compensation for all executive officers, and the Summary Compensation Table will reflect the most highly compensated executives without the distortion that is created by this Merger year. As a result of including only post-Merger compensation for legacy IHS executive officers, the executive officers included in the FY16 Summary Compensation Table (the “Named Executive Officers” or “NEOs”) and named below, other than the CEO and CFO, are legacy Markit executive officers.

•	Jerre Stead: Chairman of the Board and Chief Executive Officer (the “CEO”)

•	Lance Uggla: President and Chief Integration Officer and former Chief Executive Officer of Markit

•	Todd Hyatt: Executive Vice President and Chief Financial Officer (the “CFO”)

•	Shane Akeroyd: Executive Vice President, Global Head of Account Management and Regional Head of Asia Pacific

•	Sari Granat: Executive Vice President and General Counsel

•	Adam Kansler: Executive Vice President, Financial Markets

•	Jeffrey Gooch: former chief financial officer of Markit

•	Stephen Wolff: former head of Group Corporate Strategy of Markit

Financial Performance

In FY16, we successfully executed the Merger and delivered significant value to shareholders, as demonstrated by the information in the below table. Accounting rules require that we report financial information as a combined company only from the date of the completion of the Merger through the close of the fiscal year. As such, a full 12 months of combined results is not available. To show growth, the information below is provided by fiscal year.

Financial Performance
	Markit		IHS
	2015	2016	2015		2016
Revenue(1)	$1,113 million	$1,165 million	$2,184 million		$2,286 million
Adjusted EPS (legacy companies)(2)	$1.44		$1.60
Adjusted EPS (IHS Markit)(3)		$1.80			$1.80
Stock Price as of November 30	$29.50	$35.94	$34.67	(4)	$35.94

(1)

Revenue for IHS and Markit is reported on the IHS Markit fiscal year basis ending November 30, except for FY15 revenue for Markit, which is reported on Markit’s historical fiscal year basis ending December 31. IHS revenue represents the combined revenue from the Resources, Transportation and Consolidated Markets and Solutions segments. Markit revenue represents FY15 revenue for Markit and pro forma FY16 revenue from the Financial Services segment. Please see Note 3 to our audited financial statements in our annual report on Form 10-K for the year ended November 30, 2016 for further information on our pro forma FY16 revenue.

(2)

Adjusted EPS for FY15 for IHS reflects the reported Adjusted EPS for IHS for its stand-alone fiscal year from December 1, 2014 to November 30, 2015. Adjusted EPS for Markit reflects the reported Adjusted EPS for Markit for its stand-alone fiscal year from January 1, 2015 to December 31, 2015.

(3)

Adjusted EPS for FY16 is for the IHS Markit fiscal year from December 1, 2015 to November 30, 2016, and includes the results from the Financial Services segment for the period from the completion date of the Merger until November 30, 2016.

(4)	The November 30, 2015 stock price for IHS has been adjusted for the 3.5566 Merger exchange ratio.

Throughout this CD&A, we refer to Free Cash Flow, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS. These are non-GAAP financial measures used to supplement our financial statements, which are based on U.S. generally accepted accounting principles (GAAP). For a definition and discussion of these measures, see “Definitions of Non-GAAP Financial Measures” at the end of this CD&A. We also refer to Revenue and Global Revenue which are GAAP financial measures.

Shareholder Return

As shown below, our Total Shareholder Return since the Markit initial public offering in 2014 was 14 percent higher than the S&P 500 Index. A $100 investment made on June 19, 2014 in our stock would be worth approximately $135 as of November 30, 2016, whereas the same investment in the S&P 500 Index would be worth approximately $118.

For 2016, our Total Shareholder Return also exceeded the S&P 500 Index by 13 percent. A $100 investment made on December 1, 2015 in our stock would be worth approximately $122 as of November 30, 2016, whereas the same investment in the S&P 500 Index would be worth approximately $108.

Leadership Structure

The leadership team of IHS Markit was structured to incorporate executive talent from IHS and Markit. Mr. Stead, former Chairman and CEO of IHS, is our current Chairman of the Board and CEO. Mr. Uggla, former Chairman and CEO of Markit, is our President and Chief Integration Officer. Mr. Uggla will assume the role of Chairman of the Board and CEO upon Mr. Stead’s retirement in fiscal year 2018 (FY18), a succession that was announced at the time of the Merger.

The table below shows our executive officers and their legacy companies:

Executive Officers From Legacy IHS		Executive Officers From Legacy Markit
Name	Title at IHS Markit	Name	Title at IHS Markit
Jerre Stead	Chairman of the Board and CEO	Lance Uggla	President and Chief Integration Officer
Todd Hyatt	EVP and CFO	Shane Akeroyd	EVP, Global Head of Account Mgmt
Daniel Yergin	Vice Chairman of the Company	Sari Granat	EVP, General Counsel
Jonathan Gear	EVP, Resources and Transportation	Adam Kansler	EVP, Financial Markets
Randall Harvey	EVP, Chief Technology Officer	Yaacov Mutnikas	EVP, Financial Market Technologies
Jane Okun Bomba	EVP, Chief Administrative Officer	Michele Trogni	EVP, Consolidated Markets
Jeff Sisson	EVP, Chief of Staff

Detailed information about our leadership team can be found under “Item 10. Directors, Executive Officers and Corporate Governance – Executive Officers.”

Shareholder Engagement

Engagement with our shareholders is a significant priority for us. As a company, we believe in broad and open access and invest significant time and resource into investor outreach, as detailed below:

•	We host quarterly earnings calls during which our CEO and CFO present a detailed analysis of our performance, overview of progress on key initiatives and updates to annual guidance.

•	We remain available to answer questions from shareholders and analysts and have a goal of returning all calls within 24 hours.

•

We host an annual investor day, to which anyone is invited and which we webcast and record for future viewing on our website. At this annual event, we provide extensive information on our strategy, growth and profit drivers, and future opportunity and our executive officers and members of our Board are present to discuss and answer any questions or concerns a shareholder may have.

•

We also do extensive investor outreach, traveling to many cities to visit both current and prospective investors, and we are interested in listening to and understanding our shareholders’ positions on executive pay, pay-for-performance, and governance, among other subjects. In addition, our management team engages regularly with representatives from the major proxy advisory firms.

•

We have a very robust investor relations program and continue to meet regularly with a broader group of our shareholders, analysts, portfolio managers, and governance groups to ensure we understand their perspectives on IHS Markit.

Based on all of these meetings and the feedback we have received, we believe we are meeting shareholder expectations with regard to executive compensation. We have noted that some of our shareholders have expressed a concern about our run rate for our equity compensation. We are actively managing our share usage to drive improvement. We also have an active share buyback program in place that helps manage dilution from our presently outstanding equity awards.

Additionally, we intend to be transparent in our pay programs and pay practices. As an FPI, Markit has not, historically, been required to provide for a shareholder vote on executive compensation, but IHS has. We believe it is important to maintain the same level of compensation disclosure IHS provided; thus, we are voluntarily providing this CD&A and related compensation tables. At our 2017 annual general meeting, shareholders will have an opportunity to approve, on an advisory basis, the compensation of our NEOs. Shareholders will also have an opportunity to approve a proposal to hold an annual advisory vote on executive pay in future years.

Key compensation information was included in the proxy statements related to the Merger, and IHS stockholders approved, on an advisory basis, the specified compensatory arrangements between IHS and its named executive officers related to the Merger at the special meeting of shareholders held to approve the terms of the Merger.

Corporate Governance

The Committee has adopted compensation governance policies and practices that are designed to ensure effective oversight of the Company’s executive compensation program while driving Company performance and aligning management’s interests with our shareholders:

Corporate Governance Practice	Description

Pay-for-Performance	We tie compensation to performance by having the majority of total target compensation comprised of performance-based components that are linked to financial goals of the Company.

Share Ownership Guidelines	Senior executives and directors are required to hold our common shares with an aggregate value equal to a multiple of base salary or annual director fees, as applicable. Each of the CEO and the President are required to hold five times salary; the Vice Chairman of the Company is required to hold four times salary; and each other executive officer is required to hold three times salary. The non-employee directors of the Board are required to hold five times their annual board retainer.

Hedging and Pledging Policy	We have a hedging and pledging policy for executive officers and directors that (a) prohibits them from engaging in any hedging transactions that are designed to hedge or speculate on any change in the market value of IHS Markit equity securities, and (b) requires pre-clearance before allowing them to hold IHS Markit securities in margin accounts or pledge IHS Markit securities as collateral.

Corporate Governance Practice	Description

Incentive Compensation Recoupment (clawback) Policy	We may require the return, repayment or forfeiture of any annual or long-term incentive compensation payment or award, whether in the form of cash or equity, made or granted to any current or former executive officer during the three-year period preceding a “Triggering Event,” as defined in our policy on recovery of incentive compensation.

Engagement with Shareholders	We regularly engage with shareholders throughout the year regarding executive compensation and corporate governance matters.

Limit on Equity Dilution	We have made a commitment to shareholders limiting annual equity award dilution (excluding employee stock purchase plan purchases) to a maximum annual run rate for FY17 at 1.25 percent of total shares outstanding and we intend to continue to manage and improve our equity award share usage.

No Excise Tax Gross-ups	No NEO has any excise tax gross-up protection.

No Shareholder Rights Agreement	We do not currently have a stockholder rights agreement, commonly referred to as a poison pill.

No Single Trigger on Equity Awards	Beginning in FY17, we have unified equity award terms so that future awards will not automatically vest in the event of a change in control

Independent Compensation Committee	All members of the Committee are independent as required by NASDAQ, our Corporate Governance Guidelines and the Committee charter.

Independent Compensation Consultant	The Committee has retained an independent compensation consultant that performs no other services for the Company and has no conflicts of interest.

Legacy FY16 Executive Compensation Programs and Actions

Legacy Compensation Plans

For FY16, the executive officers received compensation under their applicable legacy Markit or IHS compensation programs (base salary, annual incentive, and long-term incentive plans).

Legacy Markit Compensation Program	Legacy IHS Compensation Program
A. Base Salary	A. Base Salary

B.     Discretionary annual performance compensation is determined as a total incentive amount and delivered in a mix of (i) cash bonus and (ii) equity. The overall amount each individual receives is based on the achievement of individual financial and strategic objectives and Company performance.

(i)     For FY16, the annual cash incentive was funded based on the achievement of Revenue and Adjusted EBITDA goals, and was allocated on an individual basis in consideration of each executive’s performance compared to the prior year’s performance and as a percentage of his or her total direct compensation.

(ii)    Equity was delivered in form of restricted share awards with a three-year graded vesting period. Equity was granted in consideration of each executive’s performance compared to the prior year’s performance and as a percentage of his or her direct compensation.

B.     Annual Incentive Plan (“AIP”) is based on financial and non-financial metrics. Each executive officer is designated a target payout as a percent of salary with opportunity to earn above and below target payouts based on actual performance.

Under the legacy IHS annual incentive plan, executive officers were provided with target incentive opportunities that would pay out above or below target based on financial performance. The payouts were based on four metrics that represented key business performance areas for legacy IHS: Free Cash Flow, Adjusted EBITDA Margin, Global Revenue and Customer Delight.

For FY16, the AIP paid out at 112.5 percent of target based on achievement of goals.

C.     Long term incentives were delivered in the form of restricted share units (“RSUs”) with a three-year cliff vest and performance share units (“PSUs”) with a three-year performance period. Competitive equity ranges were established by position and level, with the final award determined by an individual executive’s past and expected future performance.

Base Salary

In January 2016, the Markit Human Resources Committee approved an increase in Mr. Uggla’s base salary from $750,000 to $800,000, stated in U.S. dollars (“USD”).

In October 2016, after reviewing internal equity and external market data, the Committee increased Ms. Granat’s salary from $400,000 to $450,000 to bring her salary more in line with the market.

In June 2015, prior to the Merger, Mr. Stead was re-appointed as CEO of IHS after previously retiring as CEO of IHS in May 2013. At the time of his re-appointment, the IHS Committee approved a base salary of $745,428. In addition, based on prior service to IHS, Mr. Stead receives annual payments totaling $214,572 that were previously earned from the IHS Supplemental Income Plan. Mr. Stead requested that payments from the Supplemental Income Plan be deducted from the market competitive value in determining his base salary. At that time, a competitive salary for his position as CEO of IHS was approximately $1 million. Mr. Stead’s target bonus is calculated based on $960,000, the combination of his base salary and annual Supplemental Income Plan payment.

Annual Incentive Plan and Bonus

Because our financial results are combined only on a post-Merger basis, the Committee decided to keep the executive officers under the terms of their respective legacy annual performance and incentive plans for FY16. Payments for legacy Markit’s annual performance plan are discretionary and described below, under “Legacy Markit Annual Incentive.” Payments under the legacy IHS AIP were based upon the achievement of specific financial metrics, and the Committee used no further discretion to determine the amounts received by each NEO. These payments are described below under “Legacy IHS Annual Incentive Plan.”

Legacy Markit Annual Incentive. Legacy Markit’s overall annual cash incentive pool was determined as a percentage of Revenue for the Financial Services segment and Adjusted EBITDA. Under the legacy Markit compensation program, annual performance compensation included a mix of cash incentive and restricted share awards.

The Committee determined FY16 cash incentives after a comprehensive review and evaluation of the Company and individual performance for the year, both on a year-over-year basis and as compared to key competitors.

•

Company performance: Management reviewed the Company’s forecasted 2016 financial performance with the Committee in December 2016, and the Committee assessed full-year actual financial results before finalizing compensation decisions in January 2017.

•

Individual performance: The Committee considered the following individual contributions of the President and each other NEO (other than Mr. Gooch and Mr. Wolff, who were not eligible to receive any incentive compensation for 2016 due to their departure from the Company following the Merger):

Mr. Uggla provided outstanding leadership of Markit and of IHS Markit, including delivering solid financial results. Mr. Uggla successfully negotiated the Merger for Markit, guided Markit through the closing, and then led the integration program for the combined Company. Mr. Uggla has met extensively with colleagues, customers and shareholders to ensure that all constituencies understand the strategy behind the Merger and the potential opportunity available and value to be created through this transaction.

Mr. Akeroyd successfully led the sales teams within Markit and subsequently the global account management team within IHS Markit, building deeper relationships with our customers and growing the pipeline of business. He successfully positioned IHS Markit as a company able to deliver best-in-class information, insight and analytics to our customers and delivered training on our positioning to colleagues globally. Mr. Akeroyd coordinated across product, sales and marketing teams to deliver the initial revenue synergy deals and built the pipeline to deliver more transactions in 2017.

Ms. Granat led Markit through the successful closing of the Merger and assumed the expanded role of general counsel for the Company. Ms. Granat completed five other M&A transactions and resolved a number of competition claims and/or investigations all with no finding of wrongdoing or payment of fines.

Mr. Kansler delivered solid business results for Markit’s Information division prior to the Merger and for IHS Markit’s Financial Markets division post-Merger, increasing Revenue and Adjusted EBITDA in line with our strategy. Mr. Kansler completed the acquisitions and successful integrations of Prism, a global leader in complex derivatives valuations to complement the division’s existing valuations businesses, and the HSBC ALBI index, which forms part of IHS Markit’s index portfolio. Following the Merger, Mr. Kansler delivered long-term cost savings through careful cost management and completed the full integration of country risk content to the Connect platform to enable integrated access for our customers.

Legacy Markit Annual Incentive
Name	FY16 Annual Incentive ($)
Lance Uggla	1,100,000
Shane Akeroyd	300,000
Sari Granat	300,000
Adam Kansler	300,000

Legacy IHS Annual Incentive Plan. Under the legacy IHS annual incentive plan, executive officers were provided with target incentive opportunities that would pay out above or below target based on financial performance. The payouts were based on four metrics that represented key business performance areas for legacy IHS: Free Cash Flow, Adjusted EBITDA Margin, Global Revenue and Customer Delight. After the close of the year, performance was measured against the annual incentive plan metrics to determine the amount earned, as shown in the table below.

FY16 Legacy IHS Annual Incentive Plan Payout
Metric	Weighting	Payout Level(1)		FY16 Goal			Goal as a % of Target		FY16 Results	AIP Level Achieved
Free Cash Flow(2)	30%	Threshold Target Maximum	30% 100% 150%	$ $ $	475M 500M 525M		96.0 100.0 106.0	% % %	$525M	150%
Adjusted EBITDA Margin(2)	25%	Threshold Target Maximum	30% 100% 150%		32.8 33.2 33.6	% % %	98.5 100 101.5	% % %	34.6%	150%
Global Revenue(3)	25%	Threshold Target Maximum	30% 100% 150%	$ $ $	2,330M 2,390M 2,449M		97.5 100 102.5	% % %	$2,286M	0%
Customer Delight(4)	20%	Threshold Target Maximum	30% 100% 150%		72 74 75	% % %	97.3 100.0 101.4	% % %	75%	150%
Calculated AIP Payout (as a Percent of Target)										112.5%

(1)	Percentage of target earned is interpolated between these points. No amount is paid below the level identified as “Threshold.”

(2)	Free Cash Flow and Adjusted EBITDA Margin are non-GAAP financial measures. See “Definitions of Non-GAAP Financial Measures” in this CD&A for definitions and a discussion of Free Cash Flow and Adjusted EBITDA Margin.

(3)	Global Revenue is calculated in accordance with U.S. GAAP. For purposes of the legacy IHS AIP, Global Revenue is reported in our financial reports within the following operating segments: Resources, Transportation, and CMS.

(4)	The Customer Delight metric for legacy IHS, the only non-financial metric included in the AIP, was measured with an ongoing, dedicated assessment of customers’ preferences and product needs through surveys and follow-up contacts. Each year, a target goal for Customer Delight was established and performance was then evaluated throughout the year based on the results of external customer surveys. The Customer Delight baseline (or threshold) goal for FY16 was 72 percent and was established based on the prior year’s performance. Target and stretch goals were assigned based on incremental gains to the established threshold goal. In FY16, actual performance for Customer Delight was determined after the completion of two surveys and this performance was measured against the pre-established targets. For FY16, the target goal was a Customer Delight score of 74 percent, with a stretch goal of 75 percent. Because the stretch goal was met, each of the legacy IHS executive officers received a payout of 150 percent of their target tied to Customer Delight. The amount earned for the Customer Delight portion was paid to the NEOs in the form of IHS common stock to better align executive officers’ interests with stockholders’ interests as well as the interests of all other colleagues who receive an equity award when the Customer Delight goal is met.

The IHS free cash flow target goal for FY16 was lower than our FY15 cash flow. Our free cash flow goals will vary from year to year based on how we utilize our cash and make investments. The target free cash flow goal is dependent upon our intended use of cash for strategic purposes, and will not always be higher than the prior year’s actual free cash flow.

Based on achievement of these goals, the following legacy IHS executive officers received actual annual incentive payouts for the full fiscal year as follows:

FY16 Legacy IHS Annual Incentive Payments
Name	FY16 AIP Target as a Percent of Salary		FY16 AIP Target ($)	FY16 AIP Earned Payment (%)	FY16 AIP Earned Payment ($)
Jerre Stead	120	(1)	1,152,000	112.5	1,296,000
Todd Hyatt	75		451,350	112.5	507,769

(1)	Mr. Stead’s annual AIP opportunity is 120 percent of fixed cash compensation that includes his base salary and payments from the IHS Supplemental Income Plan.

Awards of Long-Term Incentives (Equity)

Equity awards were approved by each legacy company’s human resources committee in the first quarter of FY16, with the exception of Mr. Stead’s post-Merger grant.

CEO Equity Award

In August 2016, the Committee approved a grant of PSUs, with a target grant date fair value of $6,155,700, to Mr. Stead that will vest in the first quarter of fiscal year 2018 based upon the achievement of FY17 EPS goals. Generally, our PSUs will have a three-year performance period, but we determined it was in shareholders’ best interest to provide Mr. Stead with a one-year performance period to ensure he is highly motivated to achieve the Merger’s near-term goals. The Committee chose FY17 EPS performance as this is a key indicator of the Company’s success post-Merger. If EPS is achieved at the maximum performance level, Mr. Stead will vest in 150 percent of the target PSUs granted.

Legacy Markit Equity Awards

In the first quarter of FY16, as part of their annual performance compensation, the Markit Committee approved awards of restricted share awards to legacy Markit executives. The awards vest ratably over a three-year period. Historically, Markit established a target compensation level — comprised of salary, cash incentive and equity awards — for each executive officer. In determining the value of awards to grant, the Markit Committee considered each executive’s performance compared to prior year’s performance and his or her total direct compensation.

Markit Long-Term Incentive Program (Annual Equity Grants)

Name	Restricted Share Awards Grant Date Value ($)

Lance Uggla	5,472,597
Shane Akeroyd	965,742
Sari Granat(1)	304,989
Adam Kansler	1,067,384
Jeffrey Gooch	1,016,548
Stephen Wolff	711,590

(1)	In addition to the restricted share awards listed above, prior to the Merger, the Markit Committee approved a grant of stock options with a grant date fair value of $880,000 to Ms. Granat to recognize her promotion to general counsel of legacy Markit.

Benefits and Perquisites

Legacy Markit and IHS benefits remained in place during FY16. Both IHS and Markit provided executive officers with life and medical insurance, and other benefits generally available to all employees. Both IHS and Markit sponsored a qualified defined contribution plan (401(k)) that provided matches to employee contributions. IHS offered its most senior level U.S. colleagues an opportunity to participate in a voluntary deferred compensation program through which they could defer a portion of their annual cash compensation; however, IHS did not provide any matching contributions or interest payments on amounts deferred. This deferred compensation program has been adopted by the Company and expanded to include all eligible colleagues from both Markit and IHS. In FY17, we intend to harmonize benefits across both companies.

Generally, the Committee believes that perquisites should be kept to a minimum, and in most cases our executive officers did not receive perquisites that exceeded the $10,000 disclosure threshold. However, under terms of his employment agreement that Mr. Uggla has had with Markit since inception of the company, he has long received from Markit a housing allowance with a tax-related payment, an automobile allowance, and other perquisites described in his employment agreement. In FY16, Mr. Uggla voluntarily waived all perquisites other than those related to the housing and automobile allowances. In FY17, the Committee determined that limited perquisites would be the ongoing policy of the Company, with exceptions made for relocations and international assignments. Mr. Uggla will not be eligible to receive any of these perquisites in FY17. In recognition of the significant change in the perquisite policy for Mr. Uggla, and in light of the Company’s new leadership structure, the Committee approved a FY17 salary increase for Mr. Uggla.

The Committee believes that, in the case of international assignments and relocations, additional allowances are warranted to ensure executive officers are able to maintain their standard of living and do not experience a personal negative financial impact due to their assignment or relocation. Mr. Hyatt received relocation assistance in FY16 that is consistent with what would be received by other colleagues who are relocated for business reasons. In connection with Mr. Hyatt’s expatriate assignment in the United Kingdom, he also received allowances, tax equalization, and other benefits in FY16 that were approved by the IHS Committee prior to the Merger.

FY17 Executive Compensation Philosophy and Design

FY17 Executive Compensation Philosophy

Our executive compensation program for FY17 is governed by the following guiding principles:

•	Total rewards strategy that supports our mission, vision and values

•	A philosophy designed to attract, retain and motivate top talent

•	Programs that are globally consistent and locally competitive

•	Short-term incentives that are aligned to key business objectives appropriate to colleague roles

•	Long-term incentives that align colleague and shareholder interests and promote shareholder return

•	Supporting a pay-for-performance culture

With these guiding principles, we will operationalize as follows for FY17:

•	All incentive plans will have specific financial-based metrics that directly support our near-term and long-term business objectives.

•	The annual incentive performance metrics for executive officers will be corporate revenue and corporate Adjusted EBITDA with an individual modifier.

•	Long-term incentives will be delivered in the form of PSUs and RSUs to manage dilution.

•

PSUs may be earned based on three-year cumulative adjusted earnings per share (“Adjusted EPS”) growth with a TSR modifier that prevents above-target payouts if TSR performance is below the 50th percentile of the S&P 500.

FY17 Executive Compensation Design

In FY17, our executive officers will have a compensation program that includes: (a) a competitive base salary, (b) an annual incentive tied to pre-established financial goals, and (c) long-term incentives aimed to motivate and retain executives while driving the long-term performance of the Company.

Compensation Peer Group

With the advice of Pay Governance LLC, the independent executive compensation consultant retained by the Committee, the Committee chose a peer group of 18 companies to be used in benchmarking executive pay. The peer group was developed with consideration given to: key competitors identified in interviews with IHS and Markit executives; the composition of legacy IHS and Markit compensation peer groups; and industry and size (revenue, EBITDA, market cap) factors. In this peer group, IHS Markit is at the 51st percentile for revenue and the 59th percentile for market capitalization. The Committee does not rely solely on peer group compensation data in making its individual compensation determinations. Generally, the Committee aims to provide total pay opportunities to our executives based on consideration of a number of factors, including pay levels for executives in similar positions within in our peer group, nature and scope of each executive’s duties, individual performance, and internal pay positioning, taking into account each NEO’s pay components and levels relative to other executives with respect to role, length of time the executive has served in the executive’s current position, seniority and levels of responsibility.

The companies identified as our peer group were:

IHS Markit Peer Group for Compensation Benchmarking

Computer Sciences Corporation	DST Systems, Inc.	The Dun & Bradstreet Corporation
Equifax Inc.	FactSet Research Systems Inc.	Fidelity National Information Services Inc.
Fiserv, Inc.	Gartner, Inc.	Informa plc
Moody’s Corporation	MSCI Inc.	Nielsen Holdings plc
RELX PLC	S&P Global, Inc.	Thomson Reuters Corporation
TransUnion	Verisk Analytics, Inc.	Wolters Kluwer N.V.

Elements of Pay

The following table describes the components of the executive compensation program and the purpose of each component:

Component	Description	Objective

Base Salary	• Fixed pay to recognize individual’s role and responsibilities	• Pay for expertise and experience • Attract and retain NEOs by providing competitive level of fixed compensation

Short-Term Incentive Plan	• Performance-based annual compensation component linked to Company financial performance and individual performance compared to pre-determined goals	• Motivate and provide annual recognition of superior operational and financial performance

	• Annual incentive target stated as percent of base salary	• Align with shareholder interests by determining bonus amounts based on key financial metrics used to measure success

• Payout opportunity from 0 percent to 200 percent of target

Long-Term Incentive Awards	• Multi-year equity awards linked to share price and Company performance	• Provide incentives for executives to deliver strong Company share and financial performance over the long-term

	• Long-term incentive target value stated as a percentage of salary	• Reinforce alignment between interests of NEOs and shareholders

	• Value ultimately earned by NEOs depends on share price at vesting and, for PSUs, also on Company Adjusted EPS and relative TSR performance over 3-year performance period	• Promote long-term retention by providing a meaningful and yet forfeitable ownership stake denominated in our shares

• For the CEO and the President, value delivered 100% through PSUs

• For other NEOs, value delivered through 50% RSUs and 50% PSUs

Retirement Programs	• Contribute to a competitive total rewards program	• Programs are consistent with those of Company employees generally

Retention Programs	• Retention awards to key executives in the form of equity and / or cash awards	• To ensure retention and stability of leadership team through the merger integration and CEO succession

Total Pay Mix

For FY17, target variable compensation will represent 87 percent of the direct compensation for each of the CEO and the President and 75 percent of the direct compensation for the other NEOs.

Fixed and Variable Pay Elements

Role of Management, Committee and Independent Consultant

Role of Management

At the Committee’s request, the Company’s management provides the Committee with information, analyses, and recommendations regarding the Company’s executive compensation program and policies and assists the Committee in carrying out its responsibilities. The Committee also meets regularly in executive session without management present, including regularly meeting with its independent compensation consultant. While the Committee considers the recommendations of the CEO and the President regarding NEO compensation levels (other than with respect to their own compensation), the Committee ultimately makes all decisions relating to NEO compensation.

Role of the Committee

The Committee, which is composed of four independent directors, is responsible for the compensation of the NEOs. This means that the Committee sets base salaries and short-term and long-term incentive targets, and approves the individual compensation elements for each executive officer. In consultation with an independent compensation consultant and Company management, the Committee actively participates in the design process of the Company’s incentive compensation programs, and provides the final approval of incentive programs and quantitative performance metrics. The Committee establishes target compensation and performance goals for the NEOs and determines annual incentive payments for the prior year, based upon a review of the performance achieved. As the Committee makes its decisions, it considers financial results in the most recent year, along with feedback from shareholders through the Company’s engagement activities and input from the independent compensation consultant. The Committee reviews and approves compensation with a view to support the Company’s long-range plans, achieve superior annual and long-term financial results and make continued progress on the Company’s long-term strategic objectives.

Role of Independent Compensation Consultant

In September 2016, the Committee engaged Pay Governance as its independent executive compensation advisor to guide it on executive compensation and related governance matters. In choosing Pay Governance, the Committee was specifically searching for a credible leader in the executive compensation field with diversified industry experience and expertise working through mergers of equals and harmonization of compensation plans and philosophies. In FY16, following the closing of the Merger, Pay Governance has advised on the establishment of a new peer group, provided recommendations for immediate and longer-term actions to bring the executive compensation team into alignment with the competitive market, and recommended the current design of our short-term and long-term incentive programs. While the Committee considers the recommendations of Pay Governance, the Committee ultimately makes all decisions relating to NEO compensation.

The Committee has direct access to the Pay Governance advisors. Pay Governance had not previously provided services to Markit or IHS. Pay Governance does not perform any other work for IHS Markit, does not trade in IHS Markit shares, and does not have any other economic interests or other relationships that would conflict with their obligation to provide impartial advice to the Committee.

Employment Contracts, Termination of Employment Arrangements, and Change in Control Arrangements

Our CEO does not have an employment agreement. Both legacy IHS and legacy Markit have entered into employment agreements and severance agreements with certain executive officers that are described under “Executive Employment Agreements” and “Potential Payments upon Termination or Change in Control.” In FY17, the Committee expects to harmonize the form of employment agreements for IHS Markit executive officers.

In FY16, the Company entered into termination agreements with Mr. Gooch and Mr. Wolff that provided for severance and accelerated vesting of equity consistent with the change in control terms of their employment agreements. They each received a termination payment in recognition of their efforts to ensure a successful closing of the Merger.

Compensation and Risk

As we designed our compensation philosophy and strategy, the Committee has considered the balance between appropriately motivating our executives while ensuring that the Company’s compensation program does not encourage excessive risk-taking. We believe that the balance between our short- and long-term incentives, selection of performance measures, and other governance practices such as our share ownership guidelines, anti-hedging/pledging policy, incentive compensation recoupment policy, and sound internal controls over financial reporting to ensure that performance-based compensation is earned on the basis of accurate financial data all contribute to ensure that our compensation plans and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Accounting and Tax Treatment

The Committee considers the anticipated accounting and tax treatment to IHS Markit and to the NEOs in its decision-making process. From an accounting perspective, the Committee’s preference is that there are no significant negative accounting implications due to the design of the compensation program.

Our compensation programs are designed with Sections 409A and 457A of the Internal Revenue Code in mind, with the intent to avoid adverse tax consequences for our executive officers.

Definitions of Non-GAAP Financial Measures

Throughout this CD&A, we refer to Free Cash Flow, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS. These are non-GAAP financial measures used to supplement our financial statements, which are based on U.S. generally accepted accounting principles (GAAP). We also refer to Revenue and Global Revenue, which are GAAP financial measures.

We define Free Cash Flow as net cash provided by operating activities less capital expenditures. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of joint ventures and noncontrolling interests, and discontinued operations). Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue. We define Adjusted EPS as Adjusted Net Income divided by diluted weighted average shares. Adjusted Net Income is defined as net income plus primarily non-cash items and other items that management does not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, amortization related to acquired intangible assets, restructuring charges, acquisition-related costs, acquisition financing fees, net other gains and losses, pension mark-to-market and settlement expense, the impact of noncontrolling interests, and discontinued operations, all net of the related tax effects).

Reconciliations of comparable GAAP measures to non-GAAP measures are provided with the schedules to each of our quarterly earnings releases. The most recent non-GAAP reconciliations for IHS and IHS Markit were furnished as an exhibit to our Form 8-K filed on January 17, 2017. The non-IFRS reconciliations for fiscal year 2015 Markit were furnished as an exhibit to the Markit Ltd. Form 6-K furnished on February 10, 2016. They are also available on our website (http://investor.ihsmarkit.com).

Compensation Committee Interlocks and Insider Participation

None of the members of our Human Resources Committee was at any time during fiscal 2016, or at any other time, an officer or employee of IHS Markit or any of our subsidiaries or had any relationship requiring disclosure under the SEC’s rules regarding related person transactions. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or our Human Resources Committee. Mr. Rosenthal was an executive officer of Morgan Stanley until December 31, 2016. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions – Credit Agreement.”

Executive Compensation Tables

2016 Summary Compensation Table

The following table sets forth information concerning aggregate compensation earned by or paid to: (i) each person who served as CEO of Markit or IHS Markit during FY16; (ii) each person who served as Principal Financial Officer of Markit or IHS Markit during FY16; (iii) our three other most highly compensated executive officers who served in such capacities as of November 30, 2016, the last day of our fiscal year, determined by calculating the total FY16 compensation for legacy Markit executive officers and the post-Merger FY16 compensation for legacy IHS executive officers; and (iv) two former officers, including a former Principal Financial Officer, who would have been in our three other most highly compensated executive officers had they been serving in that capacity as of November 30, 2016. We refer to these individuals as our “named executive officers” or “NEOs.”

FY16 Summary Compensation Table(1)

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name				Stock	Option	Plan	Compensation	Other
and Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	(2)	($)	($)(3)	($)(4)	$(5)	($)(6)	($)(7)	($)(8)	($)

Jerre Stead(9)	2016	287,173	—	6,155,700	—	499,279	65,006	541	7,007,699
Chairman of the Board and CEO

Lance Uggla(10)	2016	795,833	1,100,000	5,472,597	—	—	—	399,040	7,767,470
President/Chief Integration Officer/former Markit CEO

Todd Hyatt(11)	2016	231,841	—	—	—	195,616	20,061	579,112	1,026,630
Exec. Vice Pres., and CFO

Shane Akeroyd	2016	500,000	300,000	965,742	—	—	—	14,043	1,779,785
Exec. Vice Pres., Global Head of Acct Mngmt.

Sari Granat	2016	405,510	300,000	304,989	880,500	—	—	13,793	1,904,792
Exec. Vice Pres., General Counsel

Adam Kansler	2016	500,000	300,000	1,067,384	—	—	—	14,043	1,881,427
Exec. Vice Pres., Financial Markets

Jeffrey Gooch(12)	2016	344,471	—	1,016,548	—	—	—	1,214,893	2,575,912
Former Markit CFO

Stephen Wolff(13)	2016	368,327		711,590	—	—	—	1,015,643	2,095,560
Former Markit head of Corp. Strategy

(1)	The Summary Compensation Table describes compensation for FY16. As an FPI, we are not required to disclose past years’ compensation for the NEOs who were employed by Markit prior to the Merger: Messrs. Uggla, Akeroyd, Kansler, Gooch, and Wolff and Ms. Granat (the “legacy Markit NEOs). Messrs. Stead and Hyatt (the “legacy IHS NEOs”) became executive officers post-Merger and we are required to report their post-Merger compensation (between July 12, 2016 and November 30, 2016).

(2)	Per SEC disclosure requirements, the Summary Compensation Table discloses a full fiscal year of compensation for the legacy Markit NEOs and post-Merger compensation (between July 12, 2016 and November 30, 2016) for legacy IHS NEOs. See Footnotes 9 and 11 to this table for additional information on FY16 amounts paid to Messrs. Stead and Hyatt, the legacy IHS NEOs.

(3)	Represents payments under the legacy Markit annual performance compensation program to legacy Markit NEOs. Discretionary payments were made in FY17 based on the individual’s and Markit’s performance in FY16.

(4)	For Mr. Stead, the value reported reflects the grant date fair value of PSUs assuming target performance level. The value of this award was calculated in accordance with FASB ASC Topic 718. For the legacy Markit NEOs, the value reported reflects the grant date fair value of RSAs calculated in accordance with International Financial Reporting Standard 2, Share-based Payment (“IFRS 2”). Any estimated forfeitures are excluded from the values reported in this table. For a discussion of the assumptions made in valuing these awards and a description of how we factor forfeitures into our overall equity compensation expense, refer to the “Stock-Based Compensation” footnote to our financial statements contained in our Annual Report on Form 10-K for the 2016 fiscal year. The values exclude any additional stock based compensation recognized as a result of a re-valuation of outstanding awards held by these legacy Markit NEOs at the time of the Merger, as required by the U.S. GAAP accounting rules governing the Merger.

(5)	Reflects the grant date fair value of stock options calculated in accordance with IFRS 2. Any estimated forfeitures are excluded from the values reported in this table. For a discussion of the assumptions made in valuing these awards and a description of how we factor forfeitures into our overall equity compensation expense, refer to the “Stock-Based Compensation” footnote to our financial statements contained in our Annual Report on Form 10-K for the 2016 fiscal year. Excludes any amounts recognized as a result of a re-valuation of outstanding stock options held by legacy Markit NEOs at the time of the Merger, as required by the U.S. GAAP accounting rules governing the Merger.

(6)	Represents the post-Merger pro-rata payment made under the legacy IHS Annual Incentive Plan to the legacy IHS NEOs. Payments were made in FY17 based on achievement of pre-determined FY16 goals. The full fiscal year portion of this incentive payment tied to Customer Delight ($345,600 for Mr. Stead and $135,405 for Mr. Hyatt) was paid in shares of IHS Markit stock.

(7)	Amounts represent the aggregate increase in actuarial value, pro-rated for the post-Merger period of July 12, 2016 to November 30, 2016, to the NEO of legacy IHS pension benefits accrued during the fiscal year. The amounts are based on the November 30th measurement date used for financial statement reporting purposes. Assumptions used to calculate the change in pension value are discussed in the note “Pensions and Postretirement Benefits” to our financial statements contained in our Annual Report on Form 10-K for the 2016 fiscal year.

(8)	The table below provides a breakdown of Other Annual Compensation.

All Other Compensation

Description	Stead	Uggla	Hyatt	Akeroyd	Granat	Kansler	Gooch	Wolff

Retirement Plan Contributions	—	12,211	15,900	13,250	13,000	13,250	12,211	12,211
Life Insurance Premiums	541	1,458	675	793	793	793	885	885
End-of-Service Payments(a)	—	—	—	—	—	—	1,201,797	1,002,547
Perquisites Benefits(b)	—	211,044	123,302		—	—	—	—
Additional Tax Payments(c)	—	174,327	439,235	—	—	—	—	—

Total	541	399,040	579,112	14,043	13,793	14,043	1,214,893	1,015,643

(a)	Mr. Gooch’s and Mr. Wolff’s end-of-service payments were converted from GBP to USD using an annual average exchange rate of 1.355 USD for 1 GBP. The severance payments for Mr. Gooch and Mr. Wolff are paid monthly over a 12-month period from termination, and are contingent upon their remaining in compliance with non-compete and non-solicitation terms. Only the severance amounts actually paid in FY16 are included in this table. For a full description of their termination payments, see “Potential Payments Upon Termination or Change in Control.”

(b)	Mr. Uggla’s perquisites include a housing allowance of $196,583. Mr. Uggla’s perquisites were converted from GBP to USD using an annual average exchange rate of 1.355 USD for 1 GBP. Mr. Uggla will not receive these perquisites in fiscal year 2017. Mr. Hyatt’s perquisites represent payments related to his expatriate assignment to the United Kingdom and include $28,402 for housing, $36,208 for the household move, and $40,758 in professional tax services.

(c)	For Mr. Uggla, Additional Tax Payments are for taxes paid on his housing allowance. For Mr. Hyatt, Additional Tax Payments are for the accrual made in FY16 for Mr. Hyatt’s tax equalization related to his expatriate assignment.

(9)	Mr. Stead’s compensation reported in the Summary Compensation Table represents amounts received or allocated to the post-Merger period of FY16, as explained in Footnote 1. Mr. Stead’s total direct compensation for the full fiscal year is $12,820,328, and is comprised of (a) an annual salary of $745,428; (b) an AIP payout of $1,296,000; and (c) grant date value of equity of $10,778,900, at the target performance level. The $10,778,900 in equity is comprised of two PSU grants. The first PSU grant with a grant date value of $4,623,300 at target, was approved prior to the Merger and converted to RSUs in the Merger. The second PSU grant, approved post-Merger, is shown in the “Stock Awards” column in the table above, and is based on the shares that would be received should the target performance be met. In addition, the PSUs granted post-Merger have a threshold value of 75 percent of target ($4,616,775) and a maximum payout of 150 percent of target ($9,233,550), provided a stretch performance goal is met.

(10)	Mr. Uggla’s salary was set in USD, and his salary was then converted to GBP. For purposes of this table, Mr. Uggla’s GBP salary was converted to USD using an average annual exchange rate of 1.355 USD for 1 GPB. Mr. Uggla also received a cash adjustment, included in the “Salary” column, to ensure that the total amount he received in GBP was equivalent to his salary as stated in USD. Going forward, Mr. Uggla will be paid in USD, and therefore, there will be no future exchange rate adjustments.

(11)	Mr. Hyatt’s compensation reported in the Summary Compensation Table represents amounts received or allocated to the post-Merger period of FY16, as explained in Footnote 1. Mr. Hyatt’s total direct compensation for the full fiscal year is $5,498,029, and is comprised of (a) an annual salary of $601,800; an AIP payout of $507,769; and (c) grant date value of equity of $4,388,460, with PSUs reported at target performance. Mr. Hyatt’s PSUs were converted to RSUs in the Merger.

(12)	Mr. Gooch served as CFO of Markit from the beginning of FY16 through the close of the Merger on July 12, 2016. He was not an executive officer of IHS Markit and he ceased being employed by IHS Markit on September 16, 2016. Mr. Gooch’s GBP salary was converted to U.S. dollars using an average annual exchange rate of 1.355 USD for 1 GPB.

(13)	Mr. Wolff served as an executive officer of Markit from the beginning of FY16 through the close of the Merger on July 12, 2016. He was not an executive officer of IHS Markit and he ceased being employed by IHS Markit on October 16, 2016. Mr. Wolff’s GBP salary was converted to U.S. dollars using an average annual exchange rate of 1.355 USD for 1 GPB.

2016 Grants of Plan-Based Awards During Fiscal Year

The following table provides information regarding grants of plan-based awards. Per SEC disclosure requirements, the Grants of Plan-Based Awards Table discloses a full fiscal year of grants for legacy Markit NEOs and the post-Merger grants for legacy IHS NEOs.

FY16 GRANTS OF PLAN-BASED AWARDS (1)

							All Other		All Other
							Stock		Option			Grant
							Awards		Awards:		Exercise	Date Fair
			Estimated Future Payouts				Number of		Number of		or Base	Value of
			Under Equity				Shares of		Securities		Price of	Stock and
		Date	Incentive Plan Awards				Stock or		Underlying		Option	Option
	Grant	Award	Threshold	Target		Maximum	Units		Options		Awards	Awards(2)
Name	Date	Approved	(#)	(#)		(#)	(#)		(#)		($/Sh)	($)

Jerre Stead	8/22/2016	8/22/2016	127,500	170,000	(3)	255,000	—		—		—	6,155,700	(4)

Lance Uggla	1/1/2016	12/2/2015	—	—		—	181,392	(5)	—		—	5,472,597

Todd Hyatt	—	—	—	—		—	—		—		—	—

Shane Akeroyd	1/1/2016	12/2/2015	—	—		—	32,010	(6)	—		—	965,742

Sari Granat	1/1/2016	(7)	—	—		—	10,109	(8)	—		—	304,989
		(7)							150,000	(9)	27.61	880,500

Adam Kansler	1/1/2016	12/2/2015	—	—		—	35,379	(10)	—		—	1,067,384

Jeffrey Gooch	1/1/2016	12/2/2015	—	—		—	33,694	(11)	—		—	1,016,548

Stephen Wolff	1/1/2016	12/2/2015	—	—		—	23,586	(12)	—		—	711,590

(1)	This table excludes stock awards that were granted to Messrs. Stead and Hyatt for the portion of their Annual Incentive Plan payment that was tied to FY16 Customer Delight metrics and described in footnote 6 to the FY16 Summary Compensation Table. This table also excludes stock awards that were granted prior to the Merger to Messrs. Stead and Hyatt, as noted in Footnote 2 to the FY16 Summary Compensation Table.

(2)	For legacy Markit NEOs, grant date fair value is calculated in accordance with IFRS2. For legacy IHS NEOs, grant date fair value is calculated in accordance with FASB ASC Topic 718. Any estimated forfeitures are excluded from the values reported in this table. The values reported in this table exclude the re-valuation of the legacy Markit options and awards as required by the U.S. GAAP accounting rules governing the Merger.

(3)	On August 22, 2016, Mr. Stead was granted 170,000 PSUs that will be earned after the end of fiscal year 2017 based upon achievement of FY17 adjusted EPS goals.

(4)	The grant date fair value reported is at a target performance level. The grant date fair value at threshold performance level is $4,616,775 and the grant date fair value at maximum performance level is $9,233,550.

(5)	On January 1, 2016, Mr. Uggla was granted 181,392 RSAs, of which one-third vested January 1, 2017 and one-third will vest on each of January 1, 2018 and 2019, respectively.

(6)	On January 1, 2016, Mr. Akeroyd was granted 32,010 RSAs, of which one-third vested January 1, 2017 and one-third will vest on each of January 1, 2018 and 2019, respectively.

(7)	This grant was awarded prior to Ms. Granat’s appointment as executive officer, and was approved by delegation of authority by the Committee to certain executive officers of the Company.

(8)	On January 1, 2016, Ms. Granat was granted 10,109 RSAs, of which one-third vested January 1, 2017 and one-third will vest on each of January 1, 2018 and 2019, respectively.

(9)	On February 24, 2016, Ms. Granat was granted 150,000 non-qualified stock options, of which one-fifth will vest on each of February 24, 2017, 2018, 2019, 2020 and 2021, respectively. The options expire on February 24, 2023.

(10)	On January 1, 2016, Mr. Kansler was granted 35,379 RSAs, of which one-third vested January 1, 2017 and one-third will vest on each of January 1, 2018 and 2019, respectively.

(11)	On January 1, 2016, Mr. Gooch was granted 33,694 RSAs, which vested upon Mr. Gooch’s termination on September 13, 2016.

(12)	On January 1, 2016, Mr. Wolff was granted 23,586 RSAs, which vested upon Mr. Wolff’s termination on October 5, 2016.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our NEOs as of November 30, 2016. The market value of the shares set forth under the “Stock Awards” column was determined by multiplying the number of unvested or unearned shares by $35.94, the closing price of our common stock on November 30, 2016, the last day of our fiscal year.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Markit or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)		($)				($)	(#)		($)
Jerre Stead	—	—		—	—	450,978	(6)	16,208,149	170,000	(12)	6,109,800
Lance Uggla	716,560	—		12.84	12/31/2017	402,944	(7)	14,481,807	—		—
	575,260	—		20.31	12/31/2017	—		—	—		—
	—	3,800,000	(1)	26.70	7/31/2020	—		—	—		—
Todd Hyatt	—	—		—	—	322,942	(8)	11,606,535	—		—
Shane Akeroyd	588,960	—		12.84	6/29/2018	65,706	(9)	2,361,474	—		—
	235,160	—		20.31	12/31/2017	—		—	—		—
	100,000	—		20.31	6/29/2018	—		—	—		—
	24,260	—		22.57	12/31/2018	—		—	—		—
	118,870	—		24.46	12/31/2019	—		—	—		—
	—	1,000,000	(2)	26.70	7/31/2020	—		—	—		—
Sari Granat	50,000	—		22.57	4/15/2019	14,639	(10)	526,126	—		—
	50,000	—		24.46	12/31/2019	—		—	—		—
	—	150,000	(3)	26.70	7/31/2020	—		—	—		—
	—	150,000	(4)	27.61	2/24/2023	—		—	—		—
Adam Kansler	98,270	—		20.31	12/31/2017	74,195	(11)	2,666,568	—		—
	100,000	—		20.31	6/29/2018	—		—	—		—
	45,910	—		22.57	12/31/2018	—		—	—		—
	63,400	—		24.46	12/31/2019	—		—	—		—
	—	1,000,000	(5)	26.70	7/31/2020	—		—	—		—
Jeffrey Gooch	324,750	—		26.70	9/13/2017	—		—	—		—
Stephen Wolff	451,200	—		26.70	10/5/2017	—		—	—		—

(1)	Consists of 1,266,660 options that will vest on June 19, 2017; 1,266,660 options that will vest on June 19, 2018; and 1,266,680 options that will vest on June 19, 2019.

(2)	Consists of 333,330 options that will vest on June 19, 2017; 333,330 options that will vest June 19, 2018; and 333,340 options that will vest June 19, 2019.

(3)	Consists of 50,000 options that will vest on June 19, 2017, 2018 and 2019.

(4)	Consists of 30,000 options that will vest on February 24, 2017, 2018, 2019, 2020 and 2021.

(5)	Consists of 333,330 options that will vest on June 19, 2017; 333,330 options that will vest June 19, 2018; and 333,340 options that will vest June 19, 2019.

(6)	Consists of 202,016 RSUs that vested on February 1, 2017; and 248,962 RSUs that will vest on February 1, 2018.

(7)	Consists of 211,630 RSUs that vested on January 1, 2017; 130,850 RSUs that will vest on January 1, 2018; and 60,464 RSUs that will vest on January 1, 2019.

(8)	Consists of 75,756 RSUs that vested on February 1, 2017; 93,361 RSUs that will vest on February 1, 2018; 53,349 RSUs that will vest on July 1, 2018; and 100,476 RSUs that will vest on February 1, 2019.

(9)	Consists of 34,128 RSUs that vested on February 1, 2017; 20,908 RSUs that will vest on February 1, 2018; and 10,670 RSUs that will vest on February 1, 2019.

(10)	Consists of 6,299 RSUs that vested on February 1, 2017; 4,970 RSUs that will vest on February 1, 2018; and 3,370 RSUs that will vest on February 1, 2019.

(11)	Consists of 37,811 RSUs that vested on January 1, 2017; 24,591 RSUs that will vest on January 1, 2018; and 11,793 RSUs that will vest on January 1, 2019.

(12)	These awards consist of PSUs that may vest in the first quarter of fiscal year 2018, based upon achievement of FY17 Company goals. The PSUs have three primary vesting levels: threshold, target and maximum. If threshold performance is not met, the award will be forfeited. The column titled “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” reports the number of PSUs that would vest if target performance is met. At threshold performance, 75 percent of the PSUs would vest and at maximum performance, 150 percent of the PSUs would vest.

Options Exercises and Stock Vested During Fiscal Year 2016

The following table provides information regarding options exercised and stock vested by our NEOs. Per SEC disclosure requirements, the Option Exercises and Stock Vested Table discloses a full fiscal year of activity for NEOs who were employed by Markit prior to the Merger (Mr. Uggla, Mr. Akeroyd, Ms. Granat, Mr. Kansler, Mr. Gooch, and Mr. Wolff) and the post-Merger activity for NEOs who were employed by IHS prior to the Merger (Mr. Stead and Mr. Hyatt).

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2016
	Option Awards(1)		Stock Awards (1)
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Jerre Stead	—	—	—	—
Lance Uggla	150,030	2,048,916	151,165	4,465,414
Todd Hyatt	—	—	—	—
Shane Akeroyd	231,040	4,482,894	23,458	692,949
Sari Granat	—	—	2,920	86,257
Adam Kansler	750,000	12,910,254	26,017	768,542
Jeffrey Gooch	1,911,070	28,524,244	103,726	3,625,386
Stephen Wolff	548,800	5,236,232	48,465	1,721,296

(1)	No amounts were deferred upon the exercise of options or the vesting of stock awards.

Pension Benefits

Prior to July 2014, legacy IHS sponsored a tax-qualified defined benefit pension plan (U.S. RIP) for all U.S. employees employed prior to January 1, 2012. The U.S. RIP was frozen in July 2014 and all future benefit accruals have ceased. Legacy IHS also sponsored a nonqualified supplemental retirement plan (SIP) to provide benefits to participants that are limited by Internal Revenue Code limits that apply to tax-qualified defined benefit plans. The SIP was also frozen in July 2014 as it was directly linked to the U.S. RIP. Under the Internal Revenue Code, the maximum permissible benefit from the qualified plan for retirements in 2016 is $215,000 and annual compensation exceeding $270,000 in 2016 cannot be considered in computing the maximum permissible benefit under the plan. Benefits under the SIP replace the benefits that would have been provided if the Internal Revenue Code limits were not in place.

The table below sets forth the present value of accumulated benefits payable at age 65 (or later date if applicable) as of November 30, 2016 for the two legacy IHS NEOs who participated in these plans.

2016 Pension Benefits
Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year
Jerre Stead	U.S. RIP (Qualified)	13.5	936,496	—
	SIP (Supplemental)	35.0	2,830,489	89,405(1)
Todd Hyatt	U.S. RIP (Qualified)	10.2	209,453	—
	SIP (Supplemental)	10.2	22,268	—

(1)	Represents payments Mr. Stead received after the Merger. He received a total of $214,572 in Qualified Payments from IHS and IHS Markit between December 1, 2015 and November 30, 2016. In 2003, Mr. Stead was granted an additional 25 years of benefit service under the Supplemental Retirement Income Plan, which is $2,461,136 of the present value listed above.

Accrued Benefits

The accrued benefits are calculated according to the formulas outlined below.

Formula A: Benefits accrued as of April 30, 2006 equals (i)+(ii)+(iii) (expressed in the form of a single life annuity):

i. 1.25 percent of highest five years’ average compensation in last 10 years as of April 30, 2006 up to covered compensation times years of benefit service (maximum 30 years), plus

ii. 1.70 percent of highest five years’ average compensation in last 10 years as of April 30, 2006 in excess of covered compensation times years of benefit service (maximum 30 years), plus

iii. 0.5 percent of highest five years’ average compensation in last 10 years as of April 30, 2006 times years of benefit service in excess of 30 years.

Plus

Formula B: From May 1, 2006 to February 28, 2011, 15 percent of pensionable earnings, payable at age 65 as a lump sum pension.

Plus

Formula C: From March 1, 2011 to July 11, 2014, 10 percent of pensionable earnings, payable at age 65 as a lump sum pension.

The accumulated benefits were calculated in accordance with GAAP, using a discount rate of 4.2 percent. For purposes of determining the accrued benefit, compensation means regular salary, bonuses, commissions and overtime prior to January 1, 1987, and regular salary, commissions and overtime for January 1, 1987 and later. Compensation after January 1, 2009 excludes commissions for the SIP.

For grandfathered participants, service through March 31, 2011 is covered under Formula A. Mr. Stead is the only NEO who is a grandfathered participant.

Vesting

Participants are 100 percent vested in their benefit at the earlier of the time they are credited with three years of vesting service or the date they reach age 65. Mr. Stead and Mr. Hyatt are 100 percent vested.

Retirement Eligibility

Normal retirement age under the plan is 65, but a participant who terminates employment with at least ten years of vesting service may retire as early as age 55. Under Formula A above, participants who terminate employment after age 55 with ten years of vesting service will receive a benefit reduction equal to 0.5 percent for each month that benefit commencement precedes age 62. Participants who terminate employment before age 55 with ten years of vesting service will receive a benefit reduction equal to 0.5 percent for each month that benefit commencement precedes age 65. Formula A will be actuarially reduced for benefit commencements prior to age 55.

Under Formulas B and C, participants who terminate prior to age 65 will receive a benefit reduction equal to 4.5 percent compounded annually for each year commencement precedes age 65.

Participants who continue employment after attaining age 70 1/2 will have actuarial adjustments applied to the benefit amount to reflect the delay of commencement beyond age 70 1/2.

Nonqualified Deferred Compensation

Legacy IHS established a Deferred Compensation Plan for employees who are at or above a vice president level in 2015. Under the Deferred Compensation Plan, eligible employees may defer between 10 percent and 50 percent of their salary, wages, commissions, and bonuses, including payment under the AIP. Amounts paid under the RIP or SIP are not eligible for deferral. The deferred amounts may be invested in the same funds available under the Company’s 401(k) plan. Compensation may be deferred to a time one to 10 years from a specified date or after separation from service. The Company does not make any matching contributions under the Deferred Compensation Plan.

Under the terms of the legacy IHS Directors Stock Plan, legacy IHS directors were able to convert all or a portion of their annual cash retainers to deferred stock units that will be distributed in shares of Company stock after the director’s service terminated. For fiscal year 2015 (FY15), Mr. Stead elected to defer to deferred stock units his director fee for service as Chairman. Mr. Stead did not make any compensation deferrals in FY16.

The following table shows amounts that were deferred by our NEOs and the fiscal year-end balance.

NONQUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Jerre Stead	—		—	7,335	—	206,727
Todd Hyatt	300,900	(1)	—	35,179	—	613,036

(1)	This amount is also included in the amount reported under the column heading “Salary” in the Summary Compensation Table.

Executive Employment Agreements

The Company has entered into an employment agreement with each of the Company’s NEOs, except for Mr. Stead, which sets forth the terms of employment and details the compensation elements and benefits, if any, due to NEOs upon termination of employment.

Below are descriptions of those employment agreements with the Company’s NEOs. These descriptions summarize the agreements’ material terms and do not describe all of their provisions. The NEO employment agreements are filed as exhibits to the Company’s public filings with the SEC.

Each of the employment agreements described below provides for certain benefits upon termination of employment (for a summary of these benefits, see “Potential Payments upon Termination or Change in Control” below).

Lance Uggla. Effective as of July 1, 2014, legacy Markit entered into an employment agreement with Mr. Uggla, which was further amended on March 20, 2016 and on December 1, 2016, and that included the following provisions:

Term. Mr. Uggla’s agreement does not entitle Mr. Uggla to employment for any specified period of time and his employment will continue to be considered employment-at-will. The Company may terminate Mr. Uggla’s employment by giving four weeks’ notice and an additional week of notice for each additional year of service up to 12 weeks’ notice or may provide payment in lieu of notice.

Base salary, bonus and benefits. The agreement provides for an initial base salary of £450,000 to be reviewed annually. Mr. Uggla’s salary is currently set in USD, as described in the “Compensation Discussion and Analysis” above. Mr. Uggla’s salary may not be reduced, unless there is a salary reduction for similarly situated members of management. Mr. Uggla will be eligible to participate in the AIP and may receive an incentive payment if he remains employed on the date the incentive is paid. The Company in its sole discretion determines the amount of the incentive awards. Mr. Uggla is also entitled to participate in the employee benefits plans, programs and arrangements as are customarily accorded to our executives as well as the Pensions Salary Sacrifice option, which allows Mr. Uggla to authorize the Company to pay a portion of his salary as an additional employer contribution to the Markit Group Personal Pension Plan. The agreement also provides for certain perquisites described in the “Compensation Discussion and Analysis” above.

Covenants. Under Mr. Uggla’s agreement, he has agreed not to disparage the Company or any of our subsidiaries and to maintain the confidentiality of our proprietary or confidential information at all times during his employment and thereafter, and he has assigned to us all of the intellectual property rights in any work product created or developed by him during the term of his employment. He has also agreed not to compete with us during the term of his employment and the 12-month period following termination of his employment, subject to specific exclusions and definitions of permissible advisory and academic activities. He has also agreed not to solicit any of our customers, employees, or prospective customers of any of our subsidiaries during that restricted period.

Amendment. In the terms of the Merger agreement, Mr. Uggla is to assume the CEO role in FY18. In connection with the pending Merger and Mr. Uggla’s appointment as the President of the combined Company, Mr. Uggla’s employment agreement was amended on March 20, 2016 to provide that, if he is not serving as the CEO and Chairman of IHS Markit by January 1, 2018 (the “Succession Trigger,” as defined in the amended agreement) as designated in the Merger terms, he may resign. In such case, he would be entitled to receive the same change in control severance and equity award vesting he would have received if he was terminated without cause or resigned for good reason within 12 months of the closing. The Succession Trigger is intended to provide Mr. Uggla with the assurance that he would be protected if he were not to receive the CEO position at the designated time, as previously agreed.

Mr. Uggla’s employment agreement was amended effective as of December 1, 2016 to remove any entitlement to perquisites.

Todd Hyatt. Effective as of November 1, 2013, legacy IHS entered into an employment agreement with Mr. Hyatt, which included the following provisions:

Term. Mr. Hyatt’s agreement does not entitle Mr. Hyatt to employment for any specified period of time and his employment will continue to be considered employment-at-will.

Base salary, bonus and benefits. The agreement provides for a base salary to be reviewed and increased at the discretion of our management. Mr. Hyatt will be eligible to participate in the AIP with a target bonus of 75 percent of his base salary, which bonus payout will be based on actual business results. Mr. Hyatt is also entitled to participate in the employee benefits plans, programs, and arrangements as are customarily accorded to our executives.

Equity Incentives. In accordance with his agreement, Mr. Hyatt is eligible to participate in the IHS Long-Term Incentive Program (following the Merger, Mr. Hyatt is eligible to participate in the IHS Markit 2014 Equity Incentive Award Plan).

Covenants. Under Mr. Hyatt’s agreement, he has agreed to maintain the confidentiality of our proprietary or confidential information at all times during his employment and thereafter, unless first obtaining our prior written consent. He also has assigned to us all of the intellectual property rights in any work product created or developed by him during the term of his employment.

New Letter Agreement. On July 8, 2016, legacy IHS entered into an expatriate agreement with Mr. Hyatt. The expatriate agreement is not a contract of employment but rather a summary of the terms of his assignment, which is anticipated to be two years effective as of September 1, 2016. The agreement provides for various benefits provided to certain executive officers serving on an international assignment.

Amendment. On July 8, 2016, legacy IHS entered into a letter agreement with Mr. Hyatt in connection with the Merger to extend severance payable on certain terminations until January 31, 2019. This agreement was amended on February 2, 2017. Under the terms of the original letter agreement, upon an involuntary termination without cause, Mr. Hyatt would be entitled to acceleration of equity awards outstanding at the time of the Merger and enhanced severance equal to two times salary and target bonus plus a pro rata bonus payment at target. The agreement also includes benefits if Mr. Hyatt terminates his employment for Good Reason. Good Reason, as of November 30, 2016, would include, from the Merger through January 31, 2019, a material reduction in his role, or an office move more than 50 miles from the current location. These benefits are enumerated in “Potential Payments upon Termination or Change in Control” below.

Pursuant to the February 2017 amendment, Mr. Hyatt is no longer eligible to receive any severance payments or benefits to which he had been entitled under the July 2016 amendment or the October 2013 agreement under the circumstances specified in those agreements.

In addition, pursuant to the February 2017 amendment, in the event Mr. Hyatt retires from IHS Markit after he reaches the age of 60 in 2020, he will be eligible to receive (i) continuation of health and welfare benefits for 24 months following termination of employment and (ii) continued post-termination vesting of all unvested restricted share units and other equity awards granted to him in accordance with their terms, provided that Mr. Hyatt was an employee of IHS Markit for six months following the grant of such awards, does not engage in any activity in competition with IHS Markit at any time following his termination of employment during the full vesting period of such awards, and executes a release in favor of IHS Markit. Upon a termination without cause or resignation for Good Reason at any time after February 1, 2017, any unvested portion of the 126,746 restricted share units granted to Mr. Hyatt on February 1, 2017 will vest in full on the date of such termination, provided that, upon the request of IHS Markit, Mr. Hyatt executes a release in favor of IHS Markit. For purposes of the February 2017 amendment, Good Reason includes a reduction in cash compensation, an assignment to a position that represents a materially diminished level of authority, or an office move more than 50 miles from the current location without Mr. Hyatt’s consent.

New Expatriate Agreement. On July 8, 2016, legacy IHS entered into an expatriate agreement for Mr. Hyatt in anticipation of his assignment from the United States to the United Kingdom to serve as the CFO of the Company. The two-year expatriate agreement provides Mr. Hyatt with benefits that are often provided to executive officers who are serving on an international assignment, including allowances for housing, cost of living and transportation; home leave; international health care coverage; relocation, shipment and storage services; and tax equalization and tax preparation.

Shane Akeroyd. Effective as of July 1, 2014, legacy Markit entered into an employment agreement with Mr. Akeroyd, which included the following provisions:

Term. Mr. Akeroyd’s agreement does not entitle Mr. Akeroyd to employment for any specified period of time and his employment will continue to be considered employment-at-will.

Base salary, bonus and benefits. The agreement provides for an initial base salary of $400,000 to be reviewed annually. Mr. Akeroyd’s salary may not be reduced, unless there is a salary reduction for similarly situated members of management. Mr. Akeroyd will be eligible to participate in the AIP and may receive a bonus payment if he remains employed on the date the bonus is paid. The Company in its sole discretion determines the amount of the bonus payment. Mr. Akeroyd is also entitled to participate in the employee benefits plans, programs, and arrangements as are customarily accorded to our executives.

Mr. Akeroyd’s agreement entitles him to benefits in the event of an involuntary termination without Cause or termination for Good Reason, which are enumerated in “Potential Payments upon Termination or Change in Control” below. For Mr. Akeroyd, Good Reason may be triggered in the event of: (1) a material diminution of compensation; (2) a material diminution of authority, duties, responsibilities, or title; or (3) a material breach by the Company of the employment agreement that is not remedied by the Company upon notice of such condition.

Modified cutback in connection with a change in control. Under Mr. Akeroyd’s agreement, if any amounts received in connection with a change in control are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, he will be entitled to receive the greater of, on an after-tax basis, the full amount of payments subject to any excise tax or a reduced amount that does not give rise to the excise tax.

Covenants. Under Mr. Akeroyd’s agreement, he has agreed to not make disparaging remarks about the Company or its subsidiaries and to maintain the confidentiality of our proprietary or confidential information at all times during his employment and thereafter. The Company also has agreed to instruct our executive officers not to disparage Mr. Akeroyd. He has assigned to us all of the intellectual property rights in any work product created or developed by him during the term of his employment. He has also agreed not to compete with us during the term of his employment and for the 12-month period following termination of his employment, subject to specific exclusions and definitions of permissible advisory and academic activities. Furthermore, he has agreed not to solicit any of our customers, employees, or prospective customers of any of our subsidiaries during that restricted period.

New Relocation Agreement. On September 29, 2016, IHS Markit entered into a relocation agreement with Mr. Akeroyd in anticipation of his move from the United States to Hong Kong. The relocation agreement provides Mr. Akeroyd with benefits often provided to executive officers who are relocating, such as shipment of household goods and a housing allowance beginning in FY17.

Amendment. As of July 11, 2016, we amended Mr. Akeroyd’s employment agreement in connection with the Merger to provide for additional severance and benefit protection in connection with a termination of employment, the terms of which are described in further detail in “Potential Payments upon Termination or Change in Control” below.

Sari Granat. Effective as of September 1, 2015, legacy Markit entered into an employment agreement with Ms. Granat, which included the following provisions:

Term. Ms. Granat’s agreement does not entitle her to employment for any specified period of time and her employment will continue to be considered employment-at-will.

Base salary, bonus and benefits. The agreement provides for an initial base salary of $400,000 to be reviewed annually. Ms. Granat’s salary may not be reduced, unless there is a salary reduction for similarly situated members of management. Ms. Granat will be eligible to participate in the AIP and may receive a bonus payment if she remains employed on the date the bonus is paid. The Company in its sole discretion determines the amount of the bonus payment. Ms. Granat is also entitled to participate in the employee benefits plans, programs, and arrangements as are customarily accorded to our executives.

Ms. Granat’s agreement entitles her to benefits in the event of an involuntary termination without Cause or termination for Good Reason which are enumerated in “Potential Payments upon Termination or Change in Control” and are the same as those provided to Mr. Akeroyd and Mr. Kansler.

Modified cutback in connection with a change in control. Ms. Granat’s agreement has the same cutback provision as that of Mr. Akeroyd if any amounts received in connection with a change in control are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code.

Covenants. Ms. Granat is subject to the same covenants as Mr. Akeroyd and Mr. Kansler.

Amendment. As of July 11, 2016, we amended Ms. Granat’s employment agreement in connection with the Merger to provide for additional severance and benefit protection in connection with a termination of employment, the terms of which are described in further detail in “Potential Payments upon Termination or Change in Control” below.

Adam Kansler. Effective as of July 1, 2014, legacy Markit entered into an employment agreement with Mr. Kansler, which included the following provisions:

Term. Mr. Kansler’s agreement does not entitle Mr. Kansler to employment for any specified period of time and his employment will continue to be considered employment-at-will.

Base salary, bonus and benefits. The agreement provides for an initial base salary of $400,000 to be reviewed annually. Mr. Kansler’s salary may not be reduced, unless there is a salary reduction for similarly situated members of management). Mr. Kansler will be eligible to participate in the AIP and may receive a bonus payment if he remains employed on the date the bonus is paid. The amount of the bonus award, if any, is in the Company’s sole discretion. Mr. Kansler is also entitled to participate in the employee benefits plans, programs, and arrangements as are customarily accorded to our executives.

Mr. Kansler’s agreement entitles him to benefits in the event of an involuntary termination without Cause or termination for Good Reason which are enumerated in “Potential Payments upon Termination or Change in Control” and are the same as those provided to Mr. Akeroyd and Ms. Granat.

Modified cutback in connection with a change in control. Mr. Kansler’s agreement has the same cutback provision as that of Mr. Akeroyd and Ms. Granat if any amounts received in connection with a change in control are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code.

Covenants. Mr. Kansler is subject to the same covenants as Mr. Akeroyd and Ms. Granat.

Amendment. As of July 11, 2016, we amended Mr. Kansler’s employment agreement in connection with the merger to provide for additional severance and benefit protection in connection with a termination of employment, the terms of which are described in further detail in “Potential Payments upon Termination or Change in Control” below.

Separation Agreement with Jeffrey Gooch. In connection with the Merger, we entered into a separation agreement with Mr. Gooch, which we refer to as the Gooch Separation Agreement, pursuant to which Mr. Gooch’s employment agreement with legacy Markit, dated July 1, 2014, was terminated, together with Mr. Gooch’s employment with IHS Markit, on September 13, 2016.

The terms of the Gooch Separation Agreement provide for payment of accrued obligations (including earned salary and a sum in lieu of any accrued but unused holiday), a lump sum equal to £55,385, which represents nine weeks’ notice, a sum of £600,000 in nine equal monthly installments and additional severance of £800,000 in twelve equal monthly installments, all of which would have otherwise become payable pursuant to his original employment agreement. Additionally, IHS Markit agreed to contribute £500 inclusive of VAT and disbursements toward legal fees for advice given in connection with the termination and pay him a termination payment of £564,784. Mr. Gooch agreed that the covenants contained in his original employment agreement related to confidentiality, intellectual property, and 12-month post-termination non-competition and non-solicitation would survive such termination. In addition, under the Gooch Separation Agreement, 1,000,000 unvested stock options and 75,345 restricted share awards that had previously been granted to Mr. Gooch vested as of his termination date.

The Gooch Separation Agreement also contained, among other things, customary mutual releases and non-disparagement provisions.

Separation Agreement with Stephen Wolff. In connection with the Merger we entered into a separation agreement with Mr. Wolff, which we refer to as the Wolff Separation Agreement, pursuant to which Mr. Wolff’s employment agreement with legacy Markit, dated July 1, 2014, was terminated, together with Mr. Wolff’s employment with IHS Markit, on October 5, 2016.

The terms of the Separation Agreement provide for payment of accrued obligations (including earned salary and a sum in lieu of any accrued but unused holiday), a lump sum equal to £24,615, which represents four weeks’ notice, a sum of £200,000 in three equal monthly installments and additional severance of £800,000 in twelve equal monthly installments, all of which would have otherwise become payable pursuant to his original employment agreement. Additionally, IHS Markit agreed to contribute £750 inclusive of VAT and disbursements toward legal fees for advice given in connection with the termination and pay him a termination payment of £448,505. Mr. Wolff agreed that the covenants contained in his original employment agreement related to confidentiality, intellectual property and 12-month post-termination non-competition and non-solicitation would survive such termination. In addition, under the Wolff Separation Agreement, 600,000 unvested stock options and

40,172 restricted share awards that had previously been granted to Mr. Wolff vested as of his termination date.

The Wolff Separation Agreement also contained, among other things, customary mutual releases and non-disparagement provisions.

Potential Payments upon Termination or Change in Control

Other than Mr. Stead, each NEO has entered into agreements that provide for key employment terms and compensation in the event of certain forms of termination of employment or a change in control of the Company. Agreements governing these payments were executed prior to the Merger by the legacy companies, and certain terms differ. These agreements are described above in “Executive Employment Agreements.”

All of the NEOs, including Mr. Stead, benefit from accelerated vesting of all or a portion of their equity awards following certain termination events, pursuant to the terms of their individual agreements. In addition to the amounts discussed in the tables below, all of the NEOs may receive payouts from our qualified plans in the same manner that any salaried employee would (for instance, life or disability insurance payouts, pension plan payouts, or similar benefits). Mr. Stead and Mr. Hyatt also would receive the benefits described in further detail in “Pension Benefits” and “Nonqualified Deferred Compensation.”

The table below provides details of the nature and amounts of compensation to each NEO, assuming a hypothetical termination (or a change in control of the Company and subsequent termination) on November 30, 2016, the last day of our most recent fiscal year. The tables are based on the following four scenarios:

1.	Voluntary Termination Other Than for Good Reason or Involuntary Termination for Cause

This category refers to voluntary terminations by the executive other than for Good Reason (including resignations, retirements, or other terminations by mutual agreement) as well as terminations by the Company for Cause (including willful failure to perform material duties).

2.	Involuntary Termination Without Cause or Termination for Good Reason without Change in Control

This category refers to voluntary terminations by the executive for Good Reason or involuntary terminations by the Company without Cause, without a preceding change in control. For legacy Markit executive officers, the Merger constituted a change in control, thus, the scenario is not applicable as of November 30, 2016 for Messrs. Uggla, Akeroyd and Kansler and Ms. Granat.

3.	Involuntary Termination Without Cause or Termination for Good Reason with a Change in Control

Other than Mr. Stead, each of the NEOs who were employed as of the last day of the fiscal year had protection in the event of termination following a change in control. For legacy Markit NEOs (Messrs. Uggla, Akeroyd, Kansler and Ms. Granat), the Merger of IHS and Markit constituted a change in control for purposes of their employment terms and they are entitled to change in control protection through July 12, 2018.

4.	Death or Disability

Mr. Hyatt has protection in the event of his death or disability. Messrs. Stead and Hyatt are entitled to accelerated vesting of their equity awards in the event of death or disability, where disability is defined as a mental or physical illness that entitles the executive to receive benefits under the applicable Company long-term disability plan.

Potential Post-Termination Payments Table
Name	Payments Upon Separation	Voluntary Termination Other Than For Good Reason or Involuntary Termination for Cause ($)	Involuntary Termination Without Cause or for Good Reason (not Related to Change in Control) ($)	Involuntary Termination Without Cause or Termination for Good Reason (Change in Control) ($)	Death ($)	Disability ($)
Jerre Stead(1)	PSUs(2)	—	—	6,109,800	6,109,800	6,109,800
	RSUs(3)	—	—	16,208,149	16,208,149	16,208,149
				22,317,949	22,317,949	22,317,949
Lance Uggla	Cash Severance(4)	—	(9)	4,000,000	—	—
	Restricted Share Awards(5)	—	(9)	14,481,807	—	—
	Stock Options(6)	—	(9)	35,112,000	—	—
	Perquisites(7)	—	(9)	212,522	—	—
	Tax Reimbursement(8)		(9)	175,548	—	—
				53,981,877
Todd Hyatt	Cash Severance(10)	—	2,557,650	2,557,650	2,557,650	2,557,650
	RSUs(3)	—	11,606,535	11,606,535	11,606,535	11,606,535
	Benefits Continuation(11)	—	32,556	32,556	32,556	32,556
	Outplacement Assistance(12)	—	12,000	12,000	—	—
			14,208,741	14,208,741	14,196,741	14,196,741
Shane Akeroyd	Cash Severance(13)	—	(9)	2,083,333	—	—
	Restricted Share Awards(14)	—	(9)	2,361,474	—	—
	Unvested Stock Options(15)	—	(9)	9,240,000	—	—
				13,684,807
Sari Granat	Cash Severance(13)	—	(9)	1,500,000	—	—
	Restricted Share Awards(14)	—	(9)	526,126	—	—
	Unvested Stock Options(15)	—	(9)	2,635,500	—	—
				4,661,626
Adam Kansler	Cash Severance(13)	—	(9)	1,979,167	—	—
	Restricted Share Awards(14)	—	(9)	2,666,568	—	—
	Unvested Stock Options(15)	—	(9)	9,240,000	—	—
				13,885,735

(1)	Mr. Stead does not have an employment agreement and is not entitled to any payments upon termination for any reason other than the vesting of PSUs and RSUs, as described in this table.

(2)	Upon a change in control or termination of employment due to death or disability, the vesting of Mr. Stead’s PSUs will be accelerated at target. The value above is calculated by multiplying the number of unvested PSUs at target by $35.94, the closing price of IHS Markit shares on November 30, 2016. Actual awards will vest based on actual performance after the Board has certified the results.

(3)	Under a change in control or termination of employment due to death or disability, the vesting of Mr. Stead’s and Mr. Hyatt’s RSUs will be accelerated. The value above is calculated by multiplying the number of unvested RSUs by $35.94, the closing price of IHS Markit shares on November 30, 2016.

(4)	In the event of an involuntary termination without Cause or termination for Good Reason within 12 months of a change in control, Mr. Uggla is entitled to receive a cash severance payment equal to (a) one month of his base salary and target cash incentive (calculated at 150 percent of salary for this table) for every year of service, up to a maximum of 12 months, plus (b) an additional 12 months of salary and target cash incentive. The severance is payable on a monthly basis over a 12-month period, with each payment contingent upon Mr. Uggla remaining in compliance with certain non-compete and non-solicitation restrictions (the “Severance Period”).

(5)	In the event of an involuntary termination without Cause or termination for Good Reason during the first 12 months following the Merger, and in the event of an involuntary termination without Cause or Termination for Good Reason as a result of the “Succession Trigger” (as defined in his amended employment agreement) before January 1, 2018, the vesting of Mr. Uggla’s restricted share awards will be accelerated. The value shown above is equal to the number of unvested restricted share awards multiplied by $35.94, the closing stock price of IHS Markit shares, on November 30, 2016.

(6)

In the event of an involuntary termination without Cause or termination for Good Reason during the first 12 months following the Merger, and in the event of an involuntary termination without Cause or Termination for Good Reason as a result of the “Succession Trigger” (as defined in his amended employment agreement) before January 1, 2018, the vesting of Mr. Uggla’s stock options will be accelerated, and he will have 12 months from his termination date (or until the originally scheduled expiration date, if earlier) to exercise the options. The value shown above is equal to $35.94, the closing stock price of IHS Markit shares on November 30, 2016, less the applicable exercise price multiplied by the number of unvested stock options held.

(7)	In the event of an involuntary termination without Cause or Termination for Good Reason, Mr. Uggla is entitled to continuation of the perquisites described in his employment agreement for the Severance Period, which include a housing allowance, car allowance and tax reimbursement with respect to the housing allowance. Under the terms of his employment agreement, Mr. Uggla is also entitled to income tax preparation, family travel to his home country of Canada, and certain club memberships. However, because he has currently waived receipt of those benefits, their value is not determinable.

(8)	Mr. Uggla is entitled to payments for the taxes due with respect to his housing allowance.

(9)	The Merger constituted a Change in Control under the terms of the employment agreements held by Messrs. Uggla, Akeroyd, and Kansler and Ms. Granat; thus, as of November 30, 2016, in the event of an involuntary termination without Cause or for Good Reason, they would be entitled to Change in Control termination benefits.

(10)	As of November 30, 2016, in the case of an involuntary termination without Cause or Good Reason, or if his employment terminates due to death or disability, Mr. Hyatt receives a cash severance payment equal to two times his base salary and target bonus plus a pro rata bonus payment at target, which for purposes of this table is reported on a full year basis. Mr. Hyatt’s agreement was amended in February 2017 to remove his entitlement to cash severance. See “Executive Employment Agreements” for a description of his new employment terms.

(11)	In the case of an involuntary termination without Cause or Good Reason, or if his employment terminates due to death or disability, in all cases prior to January 31, 2019, Mr. Hyatt receives welfare benefits continuation for him and his family for 24 months.

(12)	In the case of an involuntary termination without Cause or Good Reason, in all cases prior to January 31, 2019, Mr. Hyatt receives outplacement assistance for 24 months.

(13)	In the event of an Involuntary Termination without Cause or Termination for Good Reason within 24 months following a Change in Control, Messrs. Akeroyd and Kansler and Ms. Granat receive a cash severance payment equal to (a) one month of base salary and target cash incentive (calculated at 150 percent of salary for this table) for every year of service, up to a maximum of 12 months, plus (b) an additional 12 months of salary and target cash incentive. The severance is payable on a monthly basis over a 12-month period, with each payment contingent upon the NEO complying with certain non-compete and non-solicitation restrictions.

(14)	In the event of an Involuntary Termination without Cause or Termination for Good Reason within 12 months following a Change in Control, the vesting of restricted share awards held by Messrs. Akeroyd and Kansler and Ms. Granat will be accelerated (and the vesting of restricted share awards granted prior to the Merger will be accelerated if such a termination occurs after 12 months but before 24 months following the Merger). The value shown above is equal to the number of unvested restricted share awards multiplied by $35.94, the closing stock price of IHS Markit shares on November 30, 2016.

(15)	In the event of an Involuntary Termination without Cause or Termination for Good Reason within 12 months following a Change in Control, the vesting of stock options held by Messrs. Akeroyd and Kansler and Ms. Granat will be accelerated (and the vesting of stock options granted prior to the Merger will be accelerated if such a termination occurs after 12 months but before 24 months following the Merger). In addition, each NEO will have 12 months from their respective termination date (or until the originally scheduled expiration date, if earlier) to exercise the options. The value shown above is equal to $35.94, the closing stock price of IHS Markit shares on November 30, 2016, less the applicable exercise price multiplied by the number of unvested stock options held.

Post Termination Payments – Jeffrey Gooch and Stephen Wolff

Effective as of September 13, 2016, the Company entered into an agreement to define certain terms of Mr. Gooch’s termination, and effective as of October 5, 2016, the Company entered into an agreement to define certain terms of Mr. Wolff’s termination. The terms of each agreement included a severance payment, a termination payment and accelerated vesting of unvested restricted share awards and stock options as provided for in the terms of the restricted share awards and stock options award agreements. End-of-service payments for both Messrs. Gooch and Wolff were contingent upon each signing a release that, along with other customary terms and conditions, released IHS Markit from any and all claims. Messrs. Gooch and Wolff are also each subject to non-compete and non-solicitation covenants for a period of 12 months after termination.

Actual Post-Termination Payments(1)
Payments Upon Separation	Jeffrey Gooch ($)	Stephen Wolff ($)
Cash Severance(2)	1,897,000	1,355,000
Contractual Payment (including payment in lieu of notice)	75,182	33,489
Termination Payment	765,282	607,724
Restricted Share Awards(3)	2,787,012	1,476,321
Stock Options(4)	10,290,000	6,030,000
Total	15,184,476	9,502,534

(1)	For purposes of this table, end of service payments for Messrs. Gooch and Wolff that were made in GBP (cash severance, contractual payment, termination payment and legal fees) were converted to USD using an average annual exchange rate of 1.355 USD for 1 GBP.

(2)	Messrs. Gooch and Wolff each received a severance payment equal to (a) one month of base salary and target cash incentive (calculated at 150 percent of salary for this table) for each year of service, plus (b) an additional 12 months of salary and target cash incentive. The severance is payable on a monthly basis over a 12-month period, with each payment contingent upon the former NEO remaining in compliance with certain non-compete and non-solicitation restrictions.

(3)	Per the terms of Mr. Gooch’s and Mr. Wolff’s restricted share awards, respectively, the vesting of any outstanding restricted share awards was accelerated upon termination. For Mr. Gooch, the value shown above is equal to the number of accelerated restricted share awards multiplied by $36.99, the closing stock price of IHS Markit shares on Mr. Gooch’s termination date of September 13, 2016. For Mr. Wolff, the value shown above is equal to the number of accelerated restricted share awards multiplied by $36.75, the closing stock price of IHS Markit shares on Mr. Wolff’s termination date of October 5, 2016.

(4)	Per the terms of Mr. Gooch’s and Mr. Wolff’s stock options, respectively, the vesting of unvested stock options was accelerated, and each former NEO was given 12 months from his termination date to exercise outstanding stock options. For Mr. Gooch, the value shown above is equal to $36.99, the closing stock price of IHS Markit shares on September 13, 2016, less the applicable exercise price multiplied by the number of accelerated stock options. For Mr. Wolff, the value shown above is equal to $36.75, the closing stock price of IHS Markit shares on Mr. Wolff’s termination date of October 5, 2016, less the applicable exercise price multiplied by the number of accelerated stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 8, 2017, unless otherwise noted, as to common shares beneficially owned by: (i) each person who is known by us to own beneficially more than five percent of our common shares; (ii) each of our named executive officers listed in the 2016 Summary Compensation Table under “Executive Compensation” in this Proxy Statement; (iii) each of our directors; and (iv) all our directors and executive officers as a group.

The percentage of common shares beneficially owned is based on 434,965,635 common shares issued and outstanding as of February 8, 2017. We have only one class of shares issued and outstanding, that being common shares, and all holders of our common shares have the same voting rights. Solely for purposes of the following table and accompanying footnotes relating to beneficial ownership of our common shares, the number of common shares issued and outstanding as of February 8, 2017 includes 25,219,470 common shares held by the EBT as further described in footnote 16 to the table below and under “Employee Benefit Trust.”

In accordance with SEC rules, “beneficial ownership” includes voting or investment power with respect to securities.

For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty (60) days. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table each have sole voting and investment power with respect to all common shares beneficially owned by them. We do not know of any arrangements which would result in a change in our control.

	Common Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number(2)	Percentage
Jerre L. Stead(3)	1,173,972	*
Lance Uggla(4)	1,865,326	*
Todd Hyatt	74,850	*
Shane Akeroyd	1,119,854	*
Sari Granat	140,598	*
Adam Kansler	396,602	*
Jeffrey Gooch(5)	295,531	*
Stephen Wolff(6)	30,000	*
Dinyar S. Devitre	51,478	*
Ruann F. Ernst	70,837	*
William E. Ford(7)	10,502,984	2.4%
Balakrishnan S. Iyer(8)	129,909	*
Robert P. Kelly(9)	66,256	*
Deborah Doyle McWhinney(10)	20,950	*
Jean-Paul Montupet(11)	30,678	*
Richard W. Roedel(12)	210,612	*
James A. Rosenthal	—	—
All current directors and executive officers as a group (24 persons)	16,921,275	3.9%
Artisan Partners(13)	43,393,572	10.0%
T. Rowe Price Associates, Inc.(14)	29,621,576	6.8%
The Vanguard Group(15)	26,326,470	6.1%
Markit Group Holdings Limited Employee Benefit Trust(16)	25,219,470	5.8%

*	Represents less than 1 percent.

(1)	Unless otherwise stated below, the address of each beneficial owner listed on the table is “c/o IHS Markit Ltd., 4th Floor, Ropemaker Place, 25 Ropemaker Street, London, England EC2Y 9LY.”

(2)	The number of shares reported as beneficially owned in this column includes restricted share awards, deferred share units and options that are exercisable within 60 days. Excluded from the table above are options not exercisable within 60 days, unvested RSUs that are reported on the SEC Form 4, and performance share units that may be payable in common shares depending upon the achievement of certain performance goals. The following table presents options not exercisable within 60 days, unvested RSUs that are reported on the SEC Form 4 and performance share units that may be payable in common shares depending upon the achievement of certain performance goals.

	Excluded in Security Ownership Table Above
Name	Options not exercisable within 60 days	Unvested Restricted Share Units With Time-Based Vesting	Unvested Restricted Share Units With Performance- Based Vesting (a)
Jerre L. Stead	—	248,962	322,091
Lance Uggla	3,800,000	—	152,091
Todd Hyatt	—	399,272	25,348
Shane Akeroyd	1,000,000	10,773	10,773
Sari Granat	270,000	9,506	9,505
Adam Kansler	1,000,000	17,111	17,110
Jeffrey Gooch	—	—	—
Stephen Wolff	—	—	—
Dinyar Devitre	—	1,708	—
Ruann F. Ernst	—	1,708	—
William E. Ford	—	1,708	—
Balakrishnan S. Iyer	—	1,708	—
Robert Kelly	—	1,708	—
Deborah Doyle McWhinney	—	1,708	—
Jean-Paul Montupet	—	1,708	—
Richard W. Roedel	—	1,708	—
James A. Rosenthal	—	—	—
All current directors and executive officers as a group (24 persons)	6,970,000	1,729,787	628,760
(a)	PSUs are reported at target performance level.

(3)	Mr. Stead’s reported ownership includes 920,764 common shares held by JMJS II LLP, a family trust. Ownership includes 368,860 common shares pledged as collateral to secure certain personal indebtedness.

(4)	Mr. Uggla’s reported ownership does not include common shares held through a trust, of which Mr. Uggla and certain members of his family are beneficiaries.

(5)	Mr. Gooch ceased his role as an executive officer on July 12, 2016, and his share ownership is reported as of December 31, 2016 and options held as of February 8, 2017.

(6)	Mr. Wolff ceased his role as an executive officer on July 12, 2016, and his share ownership is reported as of December 31, 2016 and options held as of February 8, 2017.

(7)	Mr. Ford’s reported ownership includes 980 deferred share units and 10,500,000 common shares held by General Atlantic Partners Tango, L.P. (“GA Tango”). The general partner of GA Tango is GAP (Bermuda) Limited (“GAP (Bermuda) Limited”). The limited partners of GA Tango are the following General Atlantic investment funds: General Atlantic Partners (Bermuda) II, L.P. (“GAP Bermuda II”), GAP Coinvestments III, LLC (“GAPCO III”), GAP Coinvestments IV, LLC (“GAPCO IV”), GAP Coinvestments CDA, L.P. (“GAPCO CDA”) and GAPCO GmbH & Co. KG (“GAPCO KG”). The general partner of GAP Bermuda II is General Atlantic GenPar (Bermuda), L.P. (“GenPar Bermuda”) and the general partner of GenPar Bermuda is GAP (Bermuda) Limited. General Atlantic LLC (“GA LLC”) is the managing member of GAPCO III and GAPCO IV and the general partner of GAPCO CDA. GAPCO Management GmbH (“Management GmbH”) is the general partner of GAPCO KG. The Managing Directors of GA LLC are also the directors and voting shareholders of GAP (Bermuda) Limited. The Managing Directors of GA LLC make voting and investment decisions with respect to securities held by GAPCO KG and Management GmbH. Mr. Ford is the Chief Executive Officer and a Managing Director of GA LLC. Mr. Ford disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The common shares held by GA Tango are pledged as collateral to a third party lender to secure certain indebtedness of GA Tango. Mr. Ford’s address is c/o General Atlantic Service Company, LLC, 55 East 52nd Street, 32nd Floor, New York, NY 10055.

(8)	Mr. Iyer’s reported ownership includes 58,827 deferred share units and 44,456 common shares held in irrevocable trusts for his children.

(9)	Mr. Kelly’s reported ownership includes 1,563 deferred share units.

(10)	Ms. McWhinney’s reported ownership includes 7,044 deferred share units.

(11)	Mr. Montupet’s reported ownership includes 27,122 deferred share units and 3,556 common shares held in irrevocable family trusts.

(12)	Mr. Roedel’s reported ownership includes 11,029 common shares held by a profit sharing plan, as well as 130,230 deferred share units and 69,353 common shares held by his wife. Mr. Roedel disclaims beneficial ownership of these shares.

(13)	This information was obtained from the Schedule 13G/A jointly filed with the SEC on February 3, 2017 by Artisan Partners Limited Partnership, Artisan Investments GP LLC, Artisan Partners Holdings LP, and Artisan Partners Asset Management Inc. (collectively, “Artisan Partners”). Artisan Partners has shared voting power over 40,691,082 common shares and shared dispositive power over 43,393,572 common shares. These securities have been acquired on behalf of discretionary clients of APLP. Persons other than APLP are entitled to receive all dividends from, and proceeds from the sale of, those shares. None of those persons, to the knowledge of Artisan Partners has an economic interest in more than 5% of the class. The address of Artisan Partners is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202.

(14)

This information was obtained from the Schedule 13G filed with the SEC on February 7, 2017 by T. Rowe Price Associates, Inc. (“Price Associates”). Price Associates has sole voting power over 8,827,150 common shares and sole dispositive power over 29,621,576 shares. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. To the knowledge of Price Associates, not more than 5% of the class is owned by any one client subject to the investment advice of Price Associates. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

(15)	This information was obtained from the Schedule 13G filed with the SEC by The Vanguard Group (“Vanguard”) on February 10, 2017. Vanguard has sole voting power over 212,349 shares, shared voting power over 62,411 shares, sole dispositive power over 26,061,301 shares, and shared dispositive power over 265,169 shares. To the knowledge of Vanguard, it does not hold more than five percent of the class on behalf of another person. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(16)	This information was obtained from the Schedule 13G/A filed with the SEC on January 23, 2017 by Intertrust Employee Benefit Trustee Limited. Intertrust Employee Benefit Trustee Limited (“IEBTL”) is the trustee of the Markit Group Holdings Limited Employee Benefit Trust (“EBT”) and has the shared power to vote, direct the voting of, dispose of and direct the disposition of all the common shares held by EBT. The address for IEBTL is 44 Esplanade, St Helier, Jersey JE4 9WG, Channel Islands. Unless IHS Markit directs otherwise, IEBTL may not vote any of the shares held by the EBT and is also generally obliged to forgo dividends.

Employee Benefit Trust

The Markit Group Holdings Limited Employee Benefit Trust (the “EBT”) is a discretionary trust established by a deed dated January 27, 2010 between Markit Group Holdings Limited and Elian Employee Benefit Trustee Limited (the “trustee”), as trustee of the EBT, through which shares and other benefits may be provided to IHS Markit’s existing and former employees in satisfaction of their rights under any compensation or share incentive arrangements established by IHS Markit. The trustee is an independent provider of fiduciary services, based in Jersey, Channel Islands. The EBT will terminate on January 27, 2090, unless terminated earlier by the trustee.

No current or former employee has the right to receive any benefit from the EBT unless and until the trustee exercises its discretion to confer a benefit. Neither IHS Markit nor any of its subsidiaries is permitted to be a beneficiary of the EBT. Subject to the exercise of the trustee’s discretion, shares held by the EBT may be delivered to such employees in satisfaction of their rights under any share incentive arrangements established by IHS Markit. We may make non-binding recommendations to the trustee regarding the EBT.

The Trustee may amend the EBT, subject to our consent, but not in any manner that would confer on IHS Markit any benefit or possibility of benefit. The principal activity of the EBT has been to acquire shares in Markit from its existing and former employees and to hold such shares for their benefit. Unless we direct otherwise, the trustee of the EBT may not vote any of the common shares held by the EBT and is also generally obliged to forgo dividends.

We have historically funded the EBT’s acquisition of common shares through interest-free loans that are repayable on demand, but without recourse to any assets other than those held by the trustee in its capacity as trustee of the EBT.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of November 30, 2016, the last day of fiscal year 2016, with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)
	(in millions)				(in millions)
Equity compensation plans approved by security holders	49.0	(1)	$24.89	(2)	20.9	(3)
Equity compensation plans not approved by security holders.	—		—		—
Total.	49.0		$24.89		20.9

(1)	Includes (a) 39.7 million stock options, (b) 8.3 million restricted share units and 0.4 million performance share units at target performance levels that were issued with no exercise price or other consideration, (b) 0.3 million shares reserved for issuance if maximum performance on performance share units is met, and (c) 0.3 million deferred share units payable to non-employee directors upon their termination of service.

(2)	The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted share units, performance share units or deferred share units included in the first column. There are no other outstanding warrants or rights.

(3)	Includes shares repurchased by the Company upon vesting of restricted share units and performance share units for a value equal to the minimum statutory tax liability.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Credit Agreement

Until December 31, 2016, James Rosenthal, a director on our board, was an executive officer of Morgan Stanley, whose affiliate is a party to and a lender under our revolving credit facility and term loan entered into in July 2016, and as such Mr. Rosenthal may have had an indirect interest in our revolving credit facility and term loan. Morgan Stanley received standard fees and interest for loans made under the revolving credit facility and term loan. See our Annual Report on Form 10-K for the 2016 fiscal year for further information on our revolving credit facility and term loan.

Use of Aircraft

From time to time, the Company leases, on a non-exclusive basis, an aircraft operated by Jet Exchange Limited (“Jet Exchange”) for business-related purposes. The aircraft is owned by LJUG Partners LP, in which Lance Uggla, our President, has a partial interest. The Company leases the aircraft on a per use basis from Jet Exchange and is not required to lease any minimum number of hours on the aircraft. Based on quotes for similar services provided by unrelated third parties, the Company believes that the lease rates paid to Jet Exchange were no less favorable to the Company than those that could be obtained from unrelated third parties. For fiscal year 2016, the Company paid an aggregate of $0.45 million to Jet Exchange for use of the aircraft. If Mr. Uggla uses the aircraft for business-related travel purposes, he is reimbursed per usage up to the equivalent amount of commercial airline fare in accordance with our travel policy.

Director nomination agreement

In Markit’s initial public offering in 2014, CPPIB purchased approximately $250 million of our common shares at the initial public offering price, and was given the right to nominate, in consultation with our Nominating and Governance Committee, one director for appointment to our Board of Directors pursuant to a Director Nomination Agreement with us. This right will expire if CPPIB’s beneficial ownership of our common shares falls below 100 percent of the number of common shares CPPIB purchased in Markit’s initial public offering. At the time of the Merger, CPPIB determined that it would not choose to designate a nominee to our Board at that time.

Registration rights agreement

On June 24, 2014, we entered into a registration rights and lock-up agreement (the “Registration Rights Agreement”) with our executive officers at the time and certain shareholders. On June 10, 2015, the Registration Rights Agreement was amended in connection with a secondary offering of shares at that time (the “2015 Secondary Offering”) in which the shareholders were permitted to sell up to 85 percent of their Initial Ownership Common Shares (as defined below). The agreement, as amended, provides for the restrictions and rights set forth below. For purposes of this section only, Bank of America, Barclays, BNP Paribas, Citigroup, Deutsche Bank, Goldman Sachs, HSBC, J.P. Morgan, Morgan Stanley, RBS, UBS, and Credit Suisse are referred to as the “Bank Shareholders,” and General Atlantic, Temasek and CPPIB are referred to as the “PE Shareholders.” The Bank Shareholders, PE Shareholders and the other persons party to the agreement are collectively referred to in this section as the “Shareholders.”

Transfer restrictions. Without our written consent, the Bank Shareholders and PE Shareholders are not permitted to transfer any common shares they beneficially owned as of the closing of Markit’s initial public offering (the “Initial Ownership Common Shares”) except (i) to certain permitted transferees (which, as a condition of transfer, must agree to be bound by the terms of the Registration Rights Agreement), (ii) after the first anniversary of the closing of Markit’s initial public offering, in accordance with the registration rights provisions and the other transfer restrictions described below, or (iii) in the case of the Bank Shareholders, when the transfer restrictions cease to apply no later than the fifth anniversary of the closing of Markit’s initial public offering and, in the case of the PE Shareholders, when the transfer restrictions cease to apply no later than the fourth anniversary of the closing of Markit’s initial public offering. With respect to a Bank Shareholder, no more than 25 percent of such Bank Shareholder’s Initial Ownership Common Shares may be transferred pursuant to clause (ii) in each successive 12-month period beginning on the first anniversary of the closing of Markit’s initial public offering or any anniversary thereof. With respect to a PE Shareholder, no more than 33-1/3 percent of such PE Shareholder’s Initial Ownership Common Shares may be transferred pursuant to clause (ii) in each successive 12-month period beginning on the first anniversary of the closing of Markit’s initial public offering or any anniversary thereof. If, however, any Bank Shareholder or PE Shareholder does not transfer the maximum allowable number of Initial Ownership Common Shares in any 12-month period, such remaining number of Initial Ownership Common Shares will be available for transfer in the next subsequent 12-month period, and if a Bank Shareholder or PE Shareholder sold more than 25 percent or 33-1/3 percent, as applicable, of such Shareholder’s Initial Ownership Common Shares in the 2015 Secondary Offering, then the number of such shares such Shareholder would be permitted to sell in each remaining 12-month period is proportionally reduced.

In addition, our President, Lance Uggla, separately agreed with us to transfer restrictions on 3,000,000 common shares either held by him or to which he is a beneficiary, on terms substantially similar to the transfer restrictions applicable to the PE Shareholders.

Demand registration rights. Subject to the transfer restrictions described above, any two Shareholders that are either Bank Shareholders or PE Shareholders, or both will be entitled to request that we effect up to an aggregate of four demand registrations under the Registration Rights Agreement, but no more than one demand registration within (i) a period of 90 days after the effective date of any other demand registration statement or (ii) any successive 12-month period beginning on the first anniversary of the closing of Markit’s initial public offering or any anniversary thereof. Within ten business days of our receiving a demand notice, we must give notice of such requested demand registration to the other Shareholders. Within five business days after the date of our notice, any of such other Shareholders may request that we also effect the registration of certain of their common shares that are eligible for registration. Any demand registration through the fourth anniversary of the closing of Markit’s initial public offering is required to meet an expected aggregate gross proceeds threshold of $100 million.

The demand registration rights are subject to certain customary conditions and limitations, including customary underwriter cut back rights and our ability to defer registration. If any Shareholders are cut back by the underwriters, they may either seek a waiver from us permitting them to sell any excluded common shares by any means available under the Securities Act or request that we effect a second demand registration, which would not be deemed one of the four available demand registrations. If, in connection with a second demand registration, any Shareholders are cut back by the underwriters, then such Shareholders may sell any excluded common shares by any means available under the Securities Act.

In addition, if, subsequent to the fourth anniversary of the closing of Markit’s initial public offering, any PE Shareholder owns 100 percent of the number of its Initial Ownership Common Shares and our Board of Directors includes a PE Shareholder director nominee, such PE Shareholder will be entitled to one additional demand registration (which each other PE Shareholder may join so long as it satisfies the same requirements as the requesting PE Shareholder). Such additional demand registration shall not be deemed one of the four available demand registrations. In addition, if, as of the fourth anniversary of the closing of Markit’s initial public offering, any Shareholder owns more than 5 percent of our issued and outstanding common shares, then such Shareholder will be entitled to one additional demand registration (which any other Shareholder may join so long as it satisfies the same requirements as the requesting Shareholder). Such additional demand registration shall not be deemed one of the four available demand registrations.

Shelf registration rights. Subject to the transfer restrictions described above, at any time after the first anniversary of the closing of Markit’s initial public offering, if we are eligible to use a shelf registration statement, then any two Shareholders that are either Bank Shareholders or PE Shareholders, or both, will be entitled to request that we effect a shelf registration on similar terms as the demand registrations described above, except that offerings will be conducted as underwritten takedowns. Each underwritten takedown constitutes a demand registration for purposes of the four demand registrations we are obligated to effectuate subject to the additional demand rights described in the immediately preceding paragraph.

The Registration Rights Agreement provides that we must pay all registration expenses (other than fees and expenses of the Shareholders, including counsel fees and any underwriting discounts and commissions) in connection with any effected demand registration or shelf registration. The Registration Rights Agreement contains customary indemnification and contribution provisions.

Indemnification agreements

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our bye-laws require us to indemnify our directors and executive officers to the fullest extent permitted by law.

Review and Approval of Related Person Transactions

We have adopted a set of written related person transaction policies designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure, approval and resolution of any real or potential conflicts of interest which may exist from time to time. Such transactions generally include any non-ordinary course transaction and the persons involved include any IHS Markit directors, nominees for director, executive officers, a person or entity that is known to be a beneficial owner of more than 5 percent of our voting securities,, or any immediate family members or affiliates of any of them. It could include direct or indirect material interests in the transaction or the persons involved.

Our Board of Directors has delegated to the Nominating and Governance Committee the responsibility for reviewing related person transactions. Such policies and procedures provide, among other things, that all related person transactions require approval by our Nominating and Governance Committee, after considering all relevant facts and circumstances, including, without limitation, the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to us, opportunity costs of alternative transactions, the materiality and character of the related party’s direct or indirect interest, and the actual or apparent conflict of interest of the related party, and after determining that the transaction is in, or not inconsistent with, our best interests.

To support this process, each year we solicit internal disclosure of any transactions between IHS Markit and its directors and executive officers, their immediate family members, and their affiliated entities, including the nature of each transaction and the amount involved. In addition, all directors, officers, and employees of IHS Markit are governed by the IHS Markit Business Code of Conduct and our Conflict of Interest Policy, which require directors, officers and employees to inform the General Counsel or Chief Compliance Officer of any existing or proposed relationship, financial interest, or business transaction that could be, or might appear to constitute, a conflict of interest or a related party transaction. The Nominating and Governance Committee annually reviews and evaluates all information received for each director as part of its assessment of each director’s independence.

There have been no related person transactions since the adoption of the related person transaction policy where such policy was not followed.

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance – Independent and Non-Management Directors” for a discussion of director independence.

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related, and Tax Fees

In connection with the audit of the Company’s financial statements for the fiscal year ended November 30, 2016, IHS Markit entered into an engagement agreement with Ernst & Young LLP that set forth the terms by which Ernst & Young LLP performed audit services for IHS Markit. Aggregate fees for professional services rendered for us by Ernst & Young LLP for the fiscal year ended November 30, 2016, and for IHS Inc., our accounting predecessor company, for the fiscal year ended November 30, 2015, were as follows:

	2016	2015

	(in thousands)
Audit Fees	$7,393	$2,670
Audit-Related Fees	1,918	708
Tax Fees	53	19
All Other Fees	—	—

Total	$9,364	$3,397

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, the statutory audit of our subsidiaries, the review of our interim consolidated financial statements, and other services provided in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services may include employee benefit plan audits, auditing work on proposed transactions, attestation services that are not required by regulation or statute, and consultations regarding financial accounting or reporting standards. For 2016, audit-related fees included approximately $1,043,000 for professional services rendered related to acquisitions and divestitures, including the Merger. For 2015, audit-related fees included approximately $529,000 for professional services rendered related to acquisitions and divestitures.

Tax Fees. Tax fees consist of tax compliance consultations, preparation of tax reports, and other tax services.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services by Ernst & Young LLP, our independent registered public accountants. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Ernst & Young LLP and the estimated fees related to these services.

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the registered public accountants. The services and fees must be deemed compatible with the maintenance of such accountants’ independence, including compliance with rules and regulations of the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) and the NASDAQ Stock Market.

The Audit Committee has delegated authority to pre-approve services performed by Ernst & Young LLP to the chair of the Audit Committee for services of up to $500,000, with any approvals pursuant to such delegated authority regularly reported to the Audit Committee. The Audit Committee has not delegated any of its responsibilities to pre-approve services performed by Ernst & Young LLP to management. Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved. No such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8 – Financial Statements and Supplementary Data).

(b) Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 20, 2016, by and among IHS Inc., Markit Ltd., and Marvel Merger Sub, Inc. (Incorporated by reference to Exhibit 99.1 to the Markit Ltd. Report of Foreign Private Issuer on Form 6-K (file no. 001-36495) filed on March 21, 2016)

2.2	Membership Interest Purchase Agreement dated as of January 8, 2016 by and among UCG Holdings Limited Partnership and IHS Global Inc. (Incorporated by reference to Exhibit 2.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed on January 11, 2016)

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-198711), filed on May 5, 2014)

3.2	Memorandum of Association (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-198711), filed on June 3, 2014)

3.3	Memorandum of Increase of Share Capital (Incorporated by reference to Exhibit 1.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

3.4	Certificate of Incorporation on Change of Name (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

3.5	Amended and Restated Bye-laws of IHS Markit Ltd. (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)

4.1	Form of certificate of common shares (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

4.2	Director Nomination Agreement between IHS Markit Ltd. (f/k/a Markit Ltd.) and Canada Pension Plan Investment Board (Incorporated by reference to Exhibit 2.2 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.3	Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the shareholders party thereto (Incorporated by reference to Exhibit 2.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

Exhibit Number	Description

4.4	Amendment No. 1 to the Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the Shareholders party thereto (Incorporated by reference to Exhibit 2.5 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

4.5	Transfer Restriction Letter Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.), Lance Uggla and Pan Praewood (Incorporated by reference to Exhibit 2.4 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

4.6	Indenture, dated as of October 28, 2014, among the Company, the Guarantors and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on October 28, 2014)

4.7	First Supplemental Indenture, dated as of July 11, 2016, by and between IHS Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on July 12, 2016)

4.8	Indenture, dated as of July 28, 2016, among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)

4.9	Form of the Company’s 5.000% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)

4.10	Note Purchase and Guarantee Agreement among Markit Ltd., Markit Group Holdings Limited and the Purchasers named therein dated as of November 4, 2015 (Incorporated by reference to Exhibit 4.43 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

10.1+	Amended and Restated 2004 Markit Additional Share Option Plan (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.2+	Amended and Restated Markit 2006 Share Option Plan (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.3+	Amended and Restated Markit 2006 Additional Share Option Plan (Incorporated by reference to Exhibit 4.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.4+	Amended and Restated Markit 2007 Share Option Plan (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.5+	Amended and Restated Markit 2008 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.5 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.6+	Amended and Restated Markit 2008 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.6 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

Exhibit Number	Description

10.7+	Amended and Restated Markit 2008 Additional Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.7 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.8+	Amended and Restated Markit 2008 Additional Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.8 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.9+	Amended and Restated Markit 2009 Additional Share Option Plan (Incorporated by reference to Exhibit 4.9 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.10+	Amended and Restated Markit 2009 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.10 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.11+	Amended and Restated Markit 2009 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.11 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.12+	Amended and Restated Markit 2010 Share Option Plan (Incorporated by reference to Exhibit 4.13 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.13+	Amended and Restated Markit 2010 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.14 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.14+	Amended and Restated Markit 2010 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.15 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.15+	Amended and Restated 2011 Markit Share Option Plan (Incorporated by reference to Exhibit 4.17 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.16+	Amended and Restated 2012 Markit Share Plan (Incorporated by reference to Exhibit 4.18 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.17+	Amended and Restated 2012 Markit Share Option Plan (Incorporated by reference to Exhibit 4.19 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.18+	Amended and Restated 2013 Markit Share Option Plan (Incorporated by reference to Exhibit 4.21 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.19+	Amended and Restated 2013 Markit Share Option Plan (mid-year awards April through December 2013) (Incorporated by reference to Exhibit 4.22 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.20+	Amended and Restated 2014 Markit Share Option Plan (Incorporated by reference to Exhibit 4.24 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

Exhibit Number	Description

10.21+	Amended and Restated Markit Key Employee Incentive Program (KEIP) (Incorporated by reference to Exhibit 4.25 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.22+	Amendment #1 to Amended and Restated Key Employee Incentive Program (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.23+	Amendment #2 to Amended and Restated Key Employee Incentive Program (Incorporated by reference to Exhibit 10.23 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.24+	IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 4.26 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.25+	Amendment to IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.26+	Amendment #2 to IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.26 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2016)

10.27+	Amendment #3 to IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.27 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.28+	IHS Markit Ltd. Non-Employee Director Equity Compensation Policy (Incorporated by reference to Exhibit 10.28 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.29+	Summary of IHS Markit Ltd. 2016 Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.30+	IHS Markit Ltd. 2014 Equity Incentive Award Plan – 2016 Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.30 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.31+	IHS Markit Ltd. 2014 Equity Incentive Award Plan – 2016 Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.31 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.32+	IHS Markit Ltd. 2014 Equity Incentive Award Plan – 2014 Form of Restricted Share Agreement (Incorporated by reference to Exhibit 4.27 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.33+	IHS Markit Ltd. 2014 Equity Incentive Award Plan – 2014 Form of Non-Qualified Share Option Agreement (Incorporated by reference to Exhibit 4.28 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

Exhibit Number	Description

10.34+	IHS Markit Ltd. 2014 Equity Incentive Award Plan – 2014 Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 4.29 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.35+	IHS Markit Ltd. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.35 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.36+	IHS Markit Ltd. Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.36 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.37+	Form of Indemnification Agreement between IHS Markit Ltd. and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.38+	IHS Markit Ltd. Policy on Recovery of Incentive Compensation (Incorporated by reference to Exhibit 10.38 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.39+	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.40+	Amendment #1 to the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.40 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.41+	Amended and Restated IHS Inc. 2004 Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.42+	Summary of IHS Inc. Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.2 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.43+	IHS Inc. Supplemental Income Plan (Incorporated by reference to Exhibit 10.28 to the IHS Inc. Registration Statement on Form S-1 (No. 333-122565) filed with the Securities and Exchange Commission on February 4, 2005, as amended).

10.44+	IHS Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.45+	IHS Inc. Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.16 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

Exhibit Number	Description

10.46+	IHS Inc. Policy on Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 10.14 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.47+	IHS Inc. 2004 Long-Term Incentive Plan- Form of 2007 Restricted Stock Unit Award-Time-Based (Incorporated by reference to Exhibit 10.35 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2006 (file no. 001-32511) filed with the Securities and Exchange Commission on January 24, 2007)

10.48+	IHS Inc. 2004 Long-Term Incentive Plan- Form of 2007 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 10.36 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2006 (file no. 001-32511) filed with the Securities and Exchange Commission on January 24, 2007)

10.49+	IHS Inc. 2004 Long-Term Incentive Plan- Form of 2010 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 99.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on December 10, 2010)

10.50+	IHS Inc. 2004 Long-Term Incentive Plan- Form of 2011 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 10.17 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2010 (file no. 001-32511) filed with the Securities and Exchange Commission on January 18, 2011)

10.51+	IHS Inc. 2004 Long-Term Incentive Plan- Form of 2016 Restricted Stock Unit Award-Time-Based (Incorporated by reference to Exhibit 10.14 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.52+	Form of Indemnification Agreement between IHS Inc. and its Directors (Incorporated by reference to Exhibit 10.30 to the IHS Inc. Registration Statement on Form S-1 (No. 333-122565) filed with the Securities and Exchange Commission on February 4, 2005, as amended)

10.53	Credit Agreement, dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)

10.54	Guaranty Agreement (US), dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)

10.55	Guaranty Agreement (Non-US), dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)

10.56	Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of October 17, 2014 (Incorporated by reference to Exhibit 10.35 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

Exhibit Number	Description

10.57	First Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of November 5, 2015 (Incorporated by reference to Exhibit 10.34 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2015 (file no. 001-32511) filed with the Securities and Exchange Commission on January 15, 2016)

10.58	Second Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended February 28, 2016 (file no. 001-32511) filed with the Securities and Exchange Commission on March 21, 2016)

10.59	Credit Agreement (amending and restating the Credit Agreement dated as of July 15, 2013, as amended) by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of October 17, 2014 (Incorporated by reference to Exhibit 10.38 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.60	First Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of November 5, 2015 (Incorporated by reference to Exhibit 10.38 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2015 (file no. 001-32511) filed with the Securities and Exchange Commission on January 15, 2016)

10.61	Second Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended February 28, 2016 (file no. 001-32511) filed with the Securities and Exchange Commission on March 21, 2016)

Exhibit Number	Description

10.62	Credit Agreement, dated as of January 26, 2017 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on January 26, 2017)

10.63	Guaranty Agreement, dated as of January 26, 2017 (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on January 26, 2017)

10.64	Deriv/SERV Support Agreement by and among DTCC Deriv/SERV LLC, The Depository Trust & Clearing Corporation and MarkitSERV, LLC, dated as of April 2, 2013 (Incorporated by reference to Exhibit 10.40 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-198711) filed on May 5, 2014) (Filed in redacted form subject to a Request for Confidential Treatment that was granted)

10.65+	Markit Ltd. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 4.30 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.66+*	Contract of Employment for Lance Uggla dated as of July 1, 2014

10.67+*	Letter Agreement for Todd Hyatt dated October 31, 2013

10.68+*	Letter Agreement Amendment for Todd Hyatt dated July 8, 2016

10.69+*	Letter of Assignment for Todd Hyatt dated July 8, 2016

10.70+*	Employment Agreement for Shane Akeroyd dated as of July 1, 2014

10.71+*	Employment Agreement Amendment for Shane Akeroyd dated as of July 11, 2016

10.72+*	Relocation Letter for Shane Akeroyd dated September 29, 2016

10.73+*	Employment Agreement for Adam Kansler dated as of July 1, 2014

10.74+*	Employment Agreement Amendment for Adam Kansler dated as of July 11, 2016

10.75+*	Employment Agreement for Sari Granat dated as of September 1, 2015

10.76+*	Employment Agreement Amendment for Sari Granat dated as of July 11, 2016

10.77+*	Employment Agreement for Jeff Gooch dated as of July 1, 2014

10.78+*	Settlement Agreement for Jeff Gooch

10.79+*	Employment Agreement for Stephen Wolff dated as of July 1, 2014

10.80+*	Settlement Agreement for Stephen Wolff

16.1	Letter of PricewaterhouseCoopers LLP, dated July 12, 2016, regarding change in independent registered public accounting firm (Incorporated by reference to Exhibit 16.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

23.1	Consent of Ernst & Young LLP (Incorporated by reference to Exhibit 23.1 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

Exhibit Number	Description

24.1	Power of Attorney (Incorporated by reference to Exhibit 24.1 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit 101.LAB to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

*	Filed herewith.
+	Compensatory plan or arrangement.

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

IHS MARKIT LTD.

By:	/s/ Todd S. Hyatt
Name:	Todd S. Hyatt
Title:	Executive Vice President, Chief Financial Officer
Date:	February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2017.

Signature	Title

/s/ Jerre L. Stead Jerre L. Stead	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Todd S. Hyatt Todd S. Hyatt	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Michael Easton Michael Easton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

* Dinyar S. Devitre	Director

* Ruann F. Ernst	Director

* William E. Ford	Director

* Balakrishnan S. Iyer	Director

* Robert P. Kelly	Director

* Deborah Doyle McWhinney	Director

* Jean-Paul L. Montupet	Director

* Richard W. Roedel	Director

* James A. Rosenthal	Director

* Lance Uggla	Director and President

*By:	/s/ Todd S. Hyatt
Todd S. Hyatt
Attorney-in-Fact