Form 10-Q
period 2017-02-28
IHS Markit Ltd.
filed 2017-03-28
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36495
 ___________________________________________________
IHS MARKIT LTD.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Bermuda	001-36495	98-1166311
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 28, 2017, there were 406,874,871 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Securities Exchange Act). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “aim,” “strive,” “believe,” “see,” “project,” “predict,” “estimate,” “expect,” “continue,” “strategy,” “future,” “likely,” “may,” “might,” “should,” “will,” “would,” “target,” similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions, including acquisitions and dispositions, anticipated benefits from strategic actions including the merger between IHS Inc. and Markit Ltd., and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third party service providers; legislative, regulatory and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of our operations; our ability to integrate the business successfully and to achieve anticipated synergies; our ability to retain and hire key personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks, are more fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (SEC). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

IHS Markit Foreign Private Issuer Status and Financial Presentation

IHS Markit currently qualifies as a foreign private issuer (FPI) under the rules of the SEC. We will retain FPI status until at least the end of our fiscal year 2017. However, even while we continue to qualify as an FPI, we will report our financial results in accordance with U.S. GAAP and have elected to file our annual and interim reports on Forms 10-K, 10-Q, and 8-K.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	February 28, 2017	November 30, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$154.8	$138.9
Accounts receivable, net	668.8	635.6
Income tax receivable	58.6	26.0
Deferred subscription costs	64.8	55.6
Other current assets	97.6	77.4
Total current assets	1,044.6	933.5
Non-current assets:
Property and equipment, net	445.0	416.2
Intangible assets, net	4,255.9	4,351.8
Goodwill	8,198.4	8,209.8
Deferred income taxes	14.8	14.8
Other	47.0	10.5
Total non-current assets	12,961.1	13,003.1
Total assets	$14,005.7	$13,936.6
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$582.9	$104.6
Accounts payable	52.5	58.9
Accrued compensation	95.9	174.0
Accrued royalties	37.4	35.7
Other accrued expenses	278.1	257.1
Income tax payable	13.7	11.9
Deferred revenue	906.9	770.2
Total current liabilities	1,967.4	1,412.4
Long-term debt	3,131.5	3,279.3
Accrued pension and postretirement liability	32.7	33.0
Deferred income taxes	1,013.3	995.1
Other liabilities	110.9	74.7
Commitments and contingencies
Redeemable noncontrolling interest	58.2	57.7
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 461.5 and 454.1 issued, and 406.9 and 415.0 outstanding at February 28, 2017 and November 30, 2016, respectively	4.6	4.5
Additional paid-in capital	7,356.7	7,210.9
Treasury shares, at cost: 54.6 and 39.1 at February 28, 2017 and November 30, 2016, respectively	(1,081.2)	(499.1)
Retained earnings	1,872.3	1,806.9
Accumulated other comprehensive loss	(460.7)	(438.8)
Total shareholders' equity	7,691.7	8,084.4
Total liabilities and shareholders' equity	$14,005.7	$13,936.6
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended February 28/29,
	2017	2016
Revenue	$844.2	$548.5
Operating expenses:
Cost of revenue	327.0	210.8
Selling, general and administrative	268.0	186.5
Depreciation and amortization	120.8	60.5
Restructuring charges	(0.2)	5.7
Acquisition-related costs	31.6	3.8
Net periodic pension and postretirement expense	0.4	0.3
Other expense, net	0.9	1.2
Total operating expenses	748.5	468.8
Operating income	95.7	79.7
Interest income	0.5	0.3
Interest expense	(31.8)	(28.2)
Non-operating expense, net	(31.3)	(27.9)
Income from continuing operations before income taxes and equity in loss of equity method investee	64.4	51.8
Benefit (provision) for income taxes	3.6	(10.4)
Equity in loss of equity method investee	(2.0)	—
Income from continuing operations	66.0	41.4
Income from discontinued operations, net	—	3.8
Net income	66.0	45.2
Net loss attributable to noncontrolling interest	—	—
Net income attributable to IHS Markit Ltd.	$66.0	$45.2

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.16	$0.17
Income from discontinued operations, net	—	0.02
Net income attributable to IHS Markit Ltd.	$0.16	$0.19
Weighted average shares used in computing basic earnings per share	406.2	239.7

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.16	$0.17
Income from discontinued operations, net	—	0.02
Net income attributable to IHS Markit Ltd.	$0.16	$0.19
Weighted average shares used in computing diluted earnings per share	422.2	242.0

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended February 28/29,
	2017	2016
Net income	$66.0	$45.2
Other comprehensive loss, net of tax:
Net hedging activities (1)	3.0	(4.0)
Foreign currency translation adjustment	(24.9)	(22.1)
Total other comprehensive loss	(21.9)	(26.1)
Comprehensive income	$44.1	$19.1
Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive income attributable to IHS Markit Ltd.	$44.1	$19.1
(1) Net of tax expense (benefit) of $0.8 and $(2.6) for the three months ended February 28, 2017 and February 29, 2016, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three months ended February 28/29,
	2017	2016
Operating activities:
Net income	$66.0	$45.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	120.8	60.5
Stock-based compensation expense	75.2	30.6
Excess tax benefit from stock-based compensation	—	—
Net periodic pension and postretirement expense	0.4	0.3
Undistributed earnings of affiliates, net	1.4	—
Pension and postretirement contributions	(0.6)	(0.9)
Deferred income taxes	8.8	12.9
Change in assets and liabilities:
Accounts receivable, net	(16.7)	(41.3)
Other current assets	(40.9)	(26.3)
Accounts payable	(12.6)	(16.5)
Accrued expenses	(68.9)	(14.4)
Income tax	(21.9)	(6.3)
Deferred revenue	137.4	101.7
Other liabilities	2.3	6.3
Net cash provided by operating activities	250.7	151.8
Investing activities:
Capital expenditures on property and equipment	(71.7)	(24.5)
Acquisitions of businesses, net of cash acquired	—	(1,113.4)
Change in other assets	2.6	2.1
Settlements of forward contracts	2.7	5.5
Net cash used in investing activities	(66.4)	(1,130.3)
Financing activities:
Proceeds from borrowings	1,395.0	1,061.0
Repayment of borrowings	(1,057.5)	(194.0)
Payment of debt issuance costs	(9.5)	(15.4)
Excess tax benefit from stock-based compensation	—	—
Proceeds from the exercise of employee stock options	97.3	—
Repurchases of common shares	(591.9)	(104.3)
Net cash provided by (used in) financing activities	(166.6)	747.3
Foreign exchange impact on cash balance	(1.8)	(0.7)
Net increase (decrease) in cash and cash equivalents	15.9	(231.9)
Cash and cash equivalents at the beginning of the period	138.9	293.1
Cash and cash equivalents at the end of the period	154.8	61.2
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	—	(0.7)
Cash and cash equivalents from continuing operations at the end of the period	$154.8	$60.5

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings		Total
Balance at November 30, 2016 (Audited)	415.0	$4.5	$7,210.9	$(499.1)	$1,806.9	$(438.8)	$8,084.4
Repurchases of common shares	(14.0)	—	—	(524.9)	—	—	(524.9)
Share-based award activity	1.8	—	47.8	(57.2)	—	—	(9.4)
Option exercises	4.1	0.1	98.0	—	—	—	98.1
Net income attributable to IHS Markit Ltd.	—	—	—	—	66.0	—	66.0
Noncontrolling interest activity	—	—	—	—	(0.6)	—	(0.6)
Other comprehensive income (loss)	—	—	—	—	—	(21.9)	(21.9)
Balance at February 28, 2017	406.9	$4.6	$7,356.7	$(1,081.2)	$1,872.3	$(460.7)	$7,691.7

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

The accompanying unaudited condensed consolidated financial statements of IHS Markit have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2016. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, was held in the first quarter of 2016 and was held early in the second quarter of 2017. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2015 and the next release will be in the third quarter of 2017.

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-05, which provides guidance about a customer's accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. The standard was effective for us in the first quarter of our fiscal year 2017, which we adopted using the prospective transition method, and there was no impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard was effective for us in the first quarter of our fiscal year 2017, with no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. The ASU requires the use of a modified retrospective transition method. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, which changes several aspects of the accounting for stock-based compensation, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We early adopted this standard in the first quarter of our fiscal year 2017. As a result of the adoption, we now recognize excess tax benefits or deficiencies associated with stock-based compensation award activity in income tax expense in the consolidated statements of operations. For the first quarter of 2017, the excess tax benefit associated with stock-based compensation award activity reduced income tax expense by approximately $14 million. In addition, we now report excess tax benefits associated with award activity as cash flows from operating activities along with all other income tax cash flows, and we have elected to apply this classification change on a prospective basis. The standard also permits us to make a policy election about how we account for forfeitures, and we have elected to continue to estimate forfeitures.

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

In January 2017, the FASB issued ASU 2017-01, which provides additional guidance about what qualifies as a business combination versus an asset acquisition. The standard will be effective for us in the first quarter of our fiscal year 2019. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, which removes Step 2 from the goodwill impairment test. The standard will be effective for us in the first quarter of our fiscal year 2021. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, which requires that the service cost component of pension expense be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of pension expense being classified outside of a subtotal of income from operations. The standard will be effective for us in fiscal year 2019. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

2.	Business Combinations

As described in Note 1 above, we completed the Merger on July 12, 2016. The purchase price allocation for this business combination is still preliminary and may change upon completion of the determination of fair value. The following table summarizes the current purchase price allocation, net of acquired cash, for the Merger (in millions):

Assets:
Current assets	$305.6
Property and equipment	61.2
Intangible assets	3,288.8
Goodwill	4,281.0
Other long-term assets	10.5
Total assets	7,947.1

Liabilities:
Current liabilities	250.8
Deferred revenue	230.8
Deferred taxes	693.7
Long-term debt	546.5
Other long-term liabilities	17.9
Noncontrolling interest	57.1
Total liabilities and noncontrolling interest	1,796.8

Purchase price, net of cash acquired	$6,150.3

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2017 and November 30, 2016 (in millions):

	As of February 28, 2017			As of November 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$767.0	$(303.4)	$463.6	$768.0	$(283.9)	$484.1
Customer relationships	2,903.5	(253.2)	2,650.3	2,910.6	(217.4)	2,693.2
Developed technology	752.5	(33.1)	719.4	755.4	(20.1)	735.3
Developed computer software	85.0	(47.3)	37.7	84.9	(44.9)	40.0
Trademarks	453.1	(72.5)	380.6	400.9	(59.8)	341.1
Other	12.4	(8.1)	4.3	12.4	(7.5)	4.9
Total	$4,973.5	$(717.6)	$4,255.9	$4,932.2	$(633.6)	$4,298.6
Intangible assets not subject to amortization:
Trademarks	—	—	—	53.2	—	53.2
Total intangible assets	$4,973.5	$(717.6)	$4,255.9	$4,985.4	$(633.6)	$4,351.8

Intangible assets amortization expense was $84.7 million for the three months ended February 28, 2017, compared to $37.0 million for the three months ended February 29, 2016. The following table presents the estimated future amortization expense related to intangible assets held as of February 28, 2017 (in millions):

Year	Amount
Remainder of 2017	$243.8
2018	$314.8
2019	$301.1
2020	$291.7
2021	$285.7
Thereafter	$2,818.8
During the first quarter of 2017, we determined that all of our previously non-amortizing trademarks should be reclassified to amortizing trademarks as we increase our focus on our IHS Markit brand. We performed a discounted cash flow impairment test at the time of the classification change, and no impairment was indicated as a result of the test.
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2016 to February 28, 2017 was primarily due to current year amortization.

4.	Debt

The following table summarizes total indebtedness as of February 28, 2017 and November 30, 2016 (in millions):

	February 28, 2017	November 30, 2016
2016 revolving facility	$657.0	$1,282.0
2016 term loan:
Tranche A-1	639.6	647.8
Tranche A-2	536.3	543.1
2017 term loan	500.0	—
5.00% senior notes due 2022	750.0	750.0
4.75% senior notes due 2025	500.0	—
Institutional senior notes:
Series A	95.9	95.9
Series B	53.8	53.8
Share repurchase liability	21.7	43.4
Debt issuance costs	(45.6)	(38.3)
Capital leases	5.7	6.2
Total debt	$3,714.4	$3,383.9
Current portion	(582.9)	(104.6)
Total long-term debt	$3,131.5	$3,279.3

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (2016 revolving facility). Borrowings under the 2016 revolving facility mature in July 2021. The interest rates for borrowings under the 2016 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the revolving facility agreement. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.3 million of outstanding letters of credit under the 2016 revolving facility as of February 28, 2017, which reduces the available borrowing under the facility by an equivalent amount.

2016 term loan. In July 2016, we entered into a $1.206 billion senior unsecured amortizing term loan agreement (2016 term loan). The 2016 term loan has a final maturity date of July 2021. The interest rates for borrowings under the 2016 term loan are the same as those under the 2016 revolving facility.

Subject to certain conditions, the 2016 revolving facility and the 2016 term loan may be expanded by up to an aggregate of $500 million in additional commitments or term loans. The 2016 revolving facility and the 2016 term loan have certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the agreements.

2017 term loan. On January 26, 2017, we entered into a 364-day $500 million senior unsecured term loan (2017 term loan). The 2017 term loan is structured as a non-amortizing loan with repayment of principal due at maturity. The interest rates for borrowings under the 2017 term loan are the same as those under the 2016 revolving facility. The 2017 term loan has certain financial covenants that are the same as the 2016 revolving facility and the 2016 term loan, including a maximum Leverage Ratio and minimum Interest Coverage ratio, as such terms are defined in the agreement.

5.00% senior notes due 2022 (5% Notes). In October 2014, IHS Inc. issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the Securities Act). In August 2015, we completed a registered exchange offer for the 5% Notes. In July 2016, in connection with the Merger, we completed an exchange offer for $742.8 million of the outstanding 5% Notes for an equal principal amount of new 5% senior unsecured notes issued by IHS Markit with the same maturity. Approximately $7.2 million of the 5% Notes did not participate in the exchange offer. The new 5% notes are not, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The new 5% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority.

The 5% Notes bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 5% Notes as of February 28, 2017 was approximately $788.4 million.

4.75% notes due 2025 (4.75% Notes). In February 2017, we issued $500.0 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. The 4.75% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4.75% Notes bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes is due semiannually on February 15 and August 15 of each year, commencing August 15, 2017. We may redeem the 4.75% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes as of February 28, 2017 was approximately $516.3 million.

Institutional senior notes. In November 2015, Markit issued two series of senior unsecured notes having an aggregate principal amount of $500 million to certain institutional investors. In November 2016, we completed an offer to repurchase approximately $350 million of these notes. The Series A notes bear interest at a fixed rate of 3.73 percent and mature on November 4, 2022. The Series B notes bear interest at a fixed rate of 4.05 percent and mature on November 4, 2025. Interest is paid semiannually from the anniversary of issuance. The institutional senior notes have certain financial and other covenants, including a maximum Consolidated Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the Note Purchase and Guarantee Agreement. We believe that the fair value of the outstanding institutional senior notes as of February 28, 2017 was approximately $145.1 million.

Share repurchase liability. In August 2012, Markit executed a share repurchase where the consideration is payable in quarterly installments through May 2017. The carrying value of the debt is calculated using cash flows discounted at a rate based on an average borrowing rate of 3.10 percent.

As of February 28, 2017, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments and expected cash availability over the next 12 months. As of February 28, 2017, we had approximately $657.0 million of outstanding borrowings under the 2016 revolving facility at a current annual interest rate of 2.15 percent and approximately $1.676 billion of outstanding borrowings under the 2016 and 2017 term loans at a current weighted average annual interest rate of 2.68 percent, including the effect of the interest rate swaps described in Note 5.

The carrying value of our variable rate debt instruments approximate their fair value because of the variable interest rates associated with those instruments. The fair values of the 5% Notes, the 4.75% Notes, and the institutional senior notes were measured using observable inputs in markets that are not active; consequently, we have classified those notes within Level 2 of the fair value hierarchy.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and Singapore Dollar-denominated and Indian Rupee-denominated expenses. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of February 28, 2017 and November 30, 2016 was approximately $20.8 million and $40.8 million, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of February 28, 2017 and November 30, 2016 (in millions):

	February 28, 2017		November 30, 2016
Notional amount of currency pair:
Contracts to buy USD with CAD		$41.1		$37.2
Contracts to buy CAD with USD	C$	9.2	C$	6.7
Contracts to buy USD with EUR		$14.9		$8.8
Contracts to buy EUR with USD		€13.0		€13.0
Contracts to buy CHF with USD	CHF	14.0	CHF	9.0
Contracts to buy EUR with GBP		€8.0		€8.0
Contracts to buy GBP with USD		£214.6		£195.7
Contracts to buy NOK with GBP	NOK	50.0	NOK	57.0

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of February 28, 2017 and November 30, 2016 (in millions):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	February 28, 2017	November 30, 2016
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$1.2	$1.4	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	0.6	3.8	Other current assets
Total	$1.8	$5.2

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$14.3	$18.0	Other liabilities
Foreign currency forwards	—	0.1	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	3.2	0.6	Other accrued expenses
Total	$17.5	$18.7

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three months ended February 28, 2017 and the three months ended February 29, 2016, respectively, was as follows (in millions):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended February 28/29,		Location on consolidated statements of operations
	2017	2016
Foreign currency forwards	$3.6	$(5.0)	Other expense, net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of February 28, 2017 and February 29, 2016, respectively, as well as the activity on our cash flow hedging instruments for the three months ended February 28, 2017 and the three months ended February 29, 2016, respectively (in millions):

	Three months ended February 28/29,
	2017	2016
Beginning balance	$(10.5)	$(14.6)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	1.2	(5.4)
Foreign currency forwards	0.4	—
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	1.7	1.5
Foreign currency forwards (1)	(0.3)	(0.1)
Ending balance	$(7.5)	$(18.6)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $5.9 million of the $14.3 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the three months ended February 28, 2017, we made minor revisions to our prior estimates. The following table provides a reconciliation of the restructuring liability, recorded in other accrued expenses, as of February 28, 2017 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2016	$1.0	$6.0	$0.1	$7.1
Add: Restructuring costs incurred	—	—	—	—
Revision to prior estimates	0.1	(0.3)	—	(0.2)
Less: Amount paid	(0.7)	(1.1)	(0.1)	(1.9)
Balance at February 28, 2017	$0.4	$4.6	$—	$5.0

As of February 28, 2017, approximately $2.4 million of the remaining restructuring liability was in the Resources segment, approximately $1.9 million was in the Transportation segment, and approximately $0.7 million was in the CMS segment. Approximately $3.5 million of the balance is expected to be paid within the next 12 months; the remaining amount relates to lease abandonments that will be paid over the remaining lease periods through 2021.

7.	Acquisition-related Costs

During the three months ended February 28, 2017, we eliminated 104 positions and incurred additional direct and incremental costs associated with acquisition-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees primarily associated with the Merger. We recorded approximately $31.6 million of acquisition-related costs for these activities. Most of the costs were recorded in the Financial Services segment and the shared services function.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses, as of February 28, 2017 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2016	$24.7	$8.6	$16.7	$50.0
Add: Costs incurred	16.0	5.2	10.4	31.6
Revision to prior estimates	—	—	—	—
Less: Amount paid	(22.4)	(4.7)	(12.2)	(39.3)
Balance at February 28, 2017	$18.3	$9.1	$14.9	$42.3

As of February 28, 2017, the $42.3 million remaining liability was primarily in the Financial Services segment and in shared services. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Stock-based Compensation

Stock-based compensation expense for the three months ended February 28, 2017 and February 29, 2016 was as follows (in millions):

	Three months ended February 28/29,
	2017	2016
Cost of revenue	$15.9	$1.3
Selling, general and administrative	59.3	28.8
Total stock-based compensation expense	$75.2	$30.1
No stock-based compensation cost was capitalized during the three months ended February 28, 2017 and February 29, 2016.
As of February 28, 2017, there was $338.6 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 2.0 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity during the three months ended February 28, 2017:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2016	11.7	$31.67
Granted	4.0	$39.31
Vested	(4.6)	$32.41
Forfeited	(0.1)	$30.12
Balance at February 28, 2017	11.0	$34.15
The total fair value of RSUs and RSAs that vested during the three months ended February 28, 2017 was $178.8 million.
Stock Options. The following table summarizes stock option award activity during the three months ended February 28, 2017, as well as stock options that are vested and expected to vest and stock options exercisable as of February 28, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2016	39.7	$24.89
Granted	—	$—
Exercised	(4.1)	$23.90
Forfeited	(0.1)	$25.81
Balance at February 28, 2017	35.5	$25.00	2.9	526.1
Vested and expected to vest at February 28, 2017	34.8	$24.96	2.9	515.8
Exercisable at February 28, 2017	14.5	$22.42	1.8	252.2

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on February 28, 2017 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on February 28, 2017. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the three months ended February 28, 2017 was approximately $61.4 million.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three months ended February 28, 2017 was negative 5.6 percent, compared to 20.1 percent for the three months ended February 29, 2016. The decrease in the 2017 rate is primarily due to the early adoption of ASU 2016-09, as well as merger costs and the new capital structure. The effect of the adoption of ASU 2016-09 reduced income tax expense for the first quarter of 2017 by approximately $14 million, or 22 percentage points.

10.	Commitments and Contingencies

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

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (CARFAX) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things, that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs, and counsel for plaintiffs indicated that there may be additional claimants. On September 30, 2016, the District Court granted CARFAX's motion for summary judgment, dismissing all claims in the complaint. The plaintiffs filed their notice of appeal on October 28, 2016. On January 13, 2017, another group of auto and light truck dealers filed a complaint in the U.S. District Court for the Southern District of New York on substantially the same claims as described above. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs, and attorneys’ fees. The parties have requested that the court stay the case pending the outcome of the appeal of the first case described above.

In October 2015, the Division of Enforcement of the SEC opened a non-public civil investigation related to certain of our current and former securitized product indices, and requested that we provide certain documents and information. We responded to these inquiries in late 2015 and early 2016, and, to the extent the SEC has further inquiries, will continue to cooperate in this matter.

11.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three months ended February 28, 2017 and February 29, 2016 were calculated as follows (in millions):

	Three months ended February 28/29,
	2017	2016
Weighted-average shares outstanding:
Shares used in basic EPS calculation	406.2	239.7
Effect of dilutive securities:
RSUs/RSAs	5.7	2.3
Stock options	10.3	—
Shares used in diluted EPS calculation	422.2	242.0

Share Repurchase Programs

In August 2016, our Board of Directors authorized a share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. In January 2017, our Board of Directors increased the size of the program to up to $2.25 billion of IHS Markit common shares and extended the program's termination date to May 31, 2018. This current repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of February 28, 2017, we had $1.472 billion remaining available to repurchase under the program.

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

In December 2016, we funded a $250 million accelerated share repurchase (ASR) agreement with a scheduled termination date in the first quarter of 2017. Upon funding of the ASR, we received an initial delivery of 5.565 million shares. At the completion of the ASR on February 13, 2017, we received an additional 1.240 million shares.

In March 2017, we funded a $200 million ASR agreement with a scheduled termination date in the second quarter of 2017. The total number of shares ultimately to be repurchased under the ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount. At final settlement of the ASR, we may be entitled to receive additional shares, or, under certain limited circumstances, be required to deliver shares to the relevant ASR counterparty.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 28, 2017 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2016	$(413.9)	$(14.4)	$(10.5)	$(438.8)
Other comprehensive loss before reclassifications	(24.9)	—	1.6	(23.3)
Reclassifications from AOCI to income	—	—	1.4	1.4
Balance at February 28, 2017	$(438.8)	$(14.4)	$(7.5)	$(460.7)

13.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and also by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three months ended February 28, 2017 and February 29, 2016. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

We evaluate segment operating performance at the Adjusted EBITDA level for each of the four segments. We define Adjusted EBITDA as net income before net interest, provision for income taxes, depreciation and amortization, stock-based compensation cost, restructuring charges, acquisition-related costs, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of joint ventures and noncontrolling interests, and discontinued operations. Information about the operations of our four segments is set forth below (in millions).

	Three months ended February 28/29,
	2017	2016
Revenue
Resources	$196.9	$215.9
Transportation	224.9	199.7
CMS	126.5	132.9
Financial Services	295.9	—
Total revenue	$844.2	$548.5

Adjusted EBITDA
Resources	$80.0	$87.4
Transportation	89.8	73.4
CMS	28.6	27.5
Financial Services	129.2	—
Shared services	(7.4)	(8.5)
Total Adjusted EBITDA	$320.2	$179.8

Reconciliation to the consolidated statements of operations:
Interest income	0.5	0.3
Interest expense	(31.8)	(28.2)
Benefit (provision) for income taxes	3.6	(10.4)
Depreciation	(36.1)	(23.5)
Amortization related to acquired intangible assets	(84.7)	(37.0)
Stock-based compensation expense	(75.2)	(30.1)
Restructuring charges	0.2	(5.7)
Acquisition-related costs	(31.6)	(3.8)
Litigation charges related to class action suit	(0.1)	—
Share of joint venture results not attributable to Adjusted EBITDA	0.5	—
Adjusted EBITDA attributable to noncontrolling interest	0.5	—
Income (loss) from discontinued operations, net	—	3.8
Net income (loss)	$66.0	$45.2
Revenue by transaction type was as follows (in millions):

	Three months ended February 28/29,
	2017	2016
Recurring fixed revenue	$617.1	$443.2
Recurring variable revenue	106.4	—
Non-recurring revenue	120.7	105.3
Total revenue	$844.2	$548.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the financial condition and results of operations of IHS Markit Ltd. (IHS Markit, we, us, or our) as of and for the periods presented. The following discussion should be read in conjunction with our 2016 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. References to 2017 are to our fiscal year 2017, which began on December 1, 2016 and ends on November 30, 2017.

The comparability of our operating results for the first quarter of fiscal year 2017 to the same period in fiscal year 2016 is significantly affected by the July 12, 2016 merger between IHS Inc. and Markit Ltd (Merger). As a result of the Merger, we created a new Financial Services segment, which consists entirely of Markit's business. Comparative analysis for the Financial Services segment for the first quarter of 2017 is compared to pre-Merger results for the first quarter ended March 31, 2016 for Markit Ltd., the predecessor company to IHS Markit Ltd.

Executive Summary

Business Overview

We are a world leader in critical information, analytics, and expertise for the major industries and markets that drive economies worldwide. We deliver next-generation information, analytics, and solutions to customers in business, finance, and government, improving their operational efficiency and providing deep insights that lead to well-informed, confident decisions. We have more than 50,000 key business and government customers, including 85 percent of the Fortune Global 500 and the world’s leading financial institutions. Headquartered in London, we are committed to sustainable, profitable growth.

To best serve our customers, we are organized into the following four industry- and workflow-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Technology, Media & Telecom (TMT); and Economics & Country Risk (ECR) product offerings; and

•	Financial Services, which includes our Information, Processing, and Solutions product offerings.

We believe that this sales and operating model helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Our recurring fixed revenue and recurring variable revenue represented approximately 86 percent of our total revenue in the first quarter of 2017. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For 2017, we are primarily focusing our efforts on the following actions:

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

•
Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We also include the impact of divestitures in this growth metric. Due to the size of the Merger, we have not included Markit's 2017 reported results versus 2016 results in the acquisitive category, but have broken out their results in the organic, acquisitive (for acquisitions within the past 12 months completed by Markit), and foreign currency growth metrics.

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

•
Recurring variable revenue represents revenue from contracts that specify a fee for services which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value. Many of these contracts do not have a maturity date, while the remainder have an initial term ranging from one to five years. In the first quarter of 2017, this revenue was derived entirely from the Financial Services segment.

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

Results of Operations

Total Revenue

First quarter 2017 revenue increased 54 percent compared to the first quarter of 2016. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 28, 2017 to the three months ended February 29, 2016. Markit's first quarter 2017 revenue of approximately $296 million, less the $11 million change from the comparable 2016 period, has been included in the calculation of acquisitive growth in the table immediately below, and then the components of Markit's $11 million revenue growth versus the prior year have been included in their related factors in the tables further below.

	Change in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
First quarter 2017 vs. first quarter 2016	1%	55%	(2)%

Reported organic revenue growth for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, was 1 percent. After normalizing for the timing of a Resource conference event and a Transportation conference event, both of which occurred in different quarters in 2017 compared to 2016, organic revenue growth was 2 percent. The organic revenue increase was primarily attributable to a combination of flat core IHS revenue (after normalizing for the timing of the conference events) and a 7 percent increase in core Markit revenue growth. Our Transportation segment continued to perform very well, while our Resources organic revenue decline continued in the difficult energy environment. Our CMS organic revenue growth declined primarily due to the loss of a large customer contract in 2016.

Acquisitive revenue growth for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, was primarily due to the Merger, but was also impacted by the run-out of the CARPROOF and OPIS acquisitions from the first quarter of 2016.

Foreign currency had an adverse effect on our year-over-year revenue growth as the U.S. dollar continued to maintain its strength against foreign currencies, particularly the British Pound as a result of Brexit.

Revenue by Segment

	Three months ended February 28/29,		Percentage Change
(In millions, except percentages)	2017	2016
Revenue:
Resources	$196.9	$215.9	(9)%
Transportation	224.9	199.7	13%
CMS	126.5	132.9	(5)%
Financial Services	295.9	—	N/A
Total revenue	$844.2	$548.5	54%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase (decrease) in revenue
	First quarter 2017 vs. first quarter 2016
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Resources	(14)%	7%	(1)%
Transportation	11%	2%	(1)%
CMS	(2)%	—%	(3)%
Financial Services	7%	—%	(3)%

Resources revenue for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, continued to be negatively affected by the significant headwinds in the energy industries. On a constant currency basis, our Resources annual contract value (ACV), which represents the annualized value of recurring revenue contracts, declined by approximately $12 million on a subscription base of approximately $620 million as of the beginning of 2017, as renewals of certain multi-year agreements were not renewed at the same level of coverage as the prior agreement. Part of the organic revenue decline was also due to the shift in timing of our annual CERAWeek conference from the first quarter in 2016 to the second quarter in 2017. Normalizing for CERAWeek, Resources non-recurring organic revenue declined 13 percent, and Resources total organic revenue declined 8 percent.

Transportation revenue for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, continued to experience solid organic recurring and non-recurring growth, led by our automotive product offerings, with stable growth in the other transportation product categories. We continue to see strong organic growth in our automotive product category due to continued penetration and new products within our used car product offerings, and we expect to benefit from continued innovation around our new car product offerings as a result of new automotive technologies, global regulatory pressure to curb fuel consumption and emissions, and the increasing use of digital marketing.

CMS revenue for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, experienced organic revenue decline primarily due to the loss of a large RootMetrics customer late in the first quarter of 2016.

Financial Services revenue for the three months ended February 28, 2017, compared to the first quarter of 2016, experienced solid organic revenue growth in all areas. Within the Information product offerings, our 4 percent growth was supported by steady growth across a range of products, with particular strength in both our index and bond pricing products. Solutions product offerings growth of 10 percent was driven by improved levels of non-recurring software license revenue and solid managed services revenue following the launch of new regulatory and compliance products in the fourth quarter of 2016. Our Processing product offerings delivered 12 percent growth, driven by increased loan market activity with mixed derivative market activity.

Revenue by Transaction Type

	Three months ended February 28/29,		Percent change
(in millions, except percentages)	2017	2016	Total	Organic
Revenue:
Recurring fixed	$617.1	$443.2	39%	1%
Recurring variable	106.4	—	N/A	12%
Non-recurring	120.7	105.3	15%	(5)%
Total revenue	$844.2	$548.5	54%	1%

As a percent of total revenue:
Recurring fixed	73%	81%
Recurring variable	13%	—%
Non-recurring	14%	19%

Recurring fixed revenue organic growth was up slightly for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, with Transportation recurring offerings providing the largest contribution to the growth, Resources recurring offerings declining as a result of the reduction in the ACV base, minimal CMS growth, and minor Financial Services growth. Recurring variable revenue was composed entirely of Financial Services revenue, with strong double digit growth coming from each of our product offering categories within that segment.

Non-recurring organic revenue decreases for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, were primary due to the change in timing of two of our conference events. Normalizing for those events, non-recurring organic revenue growth was a positive 4 percent, with continued strength in Transportation and a strong contribution from Financial Services, partially offset by continued challenges in Resources and CMS.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended February 28/29,		Percentage Change
(In millions, except percentages)	2017	2016
Operating expenses:
Cost of revenue	$327.0	$210.8	55%
SG&A expense	268.0	186.5	44%
Total cost of revenue and SG&A expense	$595.0	$397.3	50%

Depreciation and amortization expense	$120.8	$60.5	100%

As a percent of revenue:
Total cost of revenue and SG&A expense	70%	72%
Depreciation and amortization expense	14%	11%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. The significant increase in absolute total cost of revenue and SG&A expense was due to the Merger and, to a lesser extent, the CARPROOF and OPIS acquisitions in the first quarter of 2016. As a percentage of revenue, total cost of revenue and SG&A expense declined primarily because of the higher margin Financial Services segment, as well as ongoing cost management and rationalization efforts associated with acquisition integration.

Within our cost of revenue and SG&A expense, stock-based compensation expense increased by approximately $45 million in the first quarter of 2017, compared to the first quarter of 2016, primarily as a result of the assumption and revaluation of legacy Markit outstanding awards at the Merger date and the acceleration of certain share awards associated with severance activities post-Merger.

Depreciation and Amortization Expense

For the three months ended February 28, 2017, compared to the three months ended February 29, 2016, depreciation and amortization expense increased on both an absolute and percentage of revenue basis primarily because of intangible assets associated with the Merger and the first quarter 2016 acquisitions of CARPROOF and OPIS.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three months ended February 28, 2017, we recorded approximately $32 million of direct and incremental costs associated with acquisition-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees primarily associated with the Merger.

Segment Adjusted EBITDA

	Three months ended February 28/29,		Percentage Change
(In millions, except percentages)	2017	2016
Adjusted EBITDA:
Resources	$80.0	$87.4	(8)%
Transportation	89.8	73.4	22%
CMS	28.6	27.5	4%
Financial Services	129.2	—	N/A
Shared services	(7.4)	(8.5)
Total Adjusted EBITDA	$320.2	$179.8	78%

As a percent of segment revenue:
Resources	41%	40%
Transportation	40%	37%
CMS	23%	21%
Financial Services	44%	N/A

For the three months ended February 28, 2017, compared to the three months ended February 29, 2016, Adjusted EBITDA increased primarily due to the Merger, and to a lesser extent, the CARPROOF and OPIS acquisitions in the first quarter of 2016, and continued cost management efforts. Resources segment Adjusted EBITDA declined due to the shift in timing of our annual CERAWeek conference from the first quarter in 2016 to the second quarter in 2017, while Transportation segment Adjusted EBITDA increased because of high revenue growth that flowed through to segment Adjusted EBITDA.

As a percentage of revenue, Adjusted EBITDA for the Resources segment was flat, while Transportation's Adjusted EBITDA increased primarily because of the margin flow through from high revenue growth. The CMS growth was largely due to cost management and product rationalization efforts.

Provision for Income Taxes
Our effective tax rate for the three months ended February 28, 2017 was negative 5.6 percent, compared to 20.1 percent for the three months ended February 29, 2016. The decrease in the 2017 rate is primarily due to the early adoption of ASU 2016-09, as well as merger costs and the new capital structure. The effect of the adoption of ASU 2016-09 reduced income tax expense for the first quarter of 2017 by approximately $14 million, or 22 percentage points.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three months ended February 28, 2017 and February 29, 2016.

	Three months ended February 28/29,		Percentage Change
(In millions, except percentages)	2017	2016
Net income attributable to IHS Markit Ltd.	$66.0	$45.2	46%
Interest income	(0.5)	(0.3)
Interest expense	31.8	28.2
(Benefit) Provision for income taxes	(3.6)	10.4
Depreciation	36.1	23.5
Amortization	84.7	37.0
EBITDA	$214.5	$144.0	49%
Stock-based compensation expense	75.2	30.1
Restructuring charges	(0.2)	5.7
Acquisition-related costs	31.6	3.8
Share of joint venture results not attributable to Adjusted EBITDA	(0.4)	—
Adjusted EBITDA attributable to noncontrolling interest	(0.5)	—
Income from discontinued operations, net	—	(3.8)
Adjusted EBITDA	$320.2	$179.8	78%
Adjusted EBITDA as a percentage of revenue	37.9%	32.8%

Our Adjusted EBITDA margin performance for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, increased primarily because of the Merger, the acquisitions in the first quarter of 2016, and our cost management efforts in a lower revenue growth environment. We expect to continue to drive margin improvement versus the prior year primarily as a result of the Merger and continued cost management.

Financial Condition

(In millions, except percentages)	As of February 28, 2017	As of November 30, 2016	Dollar change	Percent change
Accounts receivable, net	$668.8	$635.6	$33.2	5%
Accrued compensation	$95.9	$174.0	$(78.1)	(45)%
Deferred revenue	$906.9	$770.2	$136.7	18%

The increase in accounts receivable was primarily due to the fact that we typically have the highest level of subscription renewals in our first and fourth quarters, and this trend continued in 2017. The decrease in accrued compensation was primarily due to the 2016 bonus payout made in the first quarter of 2017, partially offset by the current year accrual. The increase in deferred revenue was primarily due to timing of billings in 2017.

Liquidity and Capital Resources

As of February 28, 2017, we had cash and cash equivalents of $155 million, of which approximately $135 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under a revolving credit facility. We had approximately $3.71 billion of debt as of February 28, 2017, consisting primarily of $657 million of revolving facility debt, $1.68 billion of term loan debt, $1.25 billion of senior notes, and $150 million of institutional senior notes. As of February 28, 2017, we had approximately $1.19 billion available under our revolving credit facility.

Our interest expense for the three months ended February 28, 2017, compared to the three months ended February 29, 2016, increased primarily because of a higher average debt balance.

Our Board of Directors has authorized a share repurchase program of up to $2.25 billion of IHS Markit common shares through May 31, 2018, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of February 28, 2017, we had repurchased approximately $778 million of common shares under the program. Additionally, under the repurchase program, in March 2017, we entered into a $200 million ASR agreement with a scheduled termination date in the second quarter of 2017. We expect to continue to repurchase shares throughout 2017.

Our Board of Directors has separately authorized, subject to applicable regulatory requirements, the repurchase of our common shares surrendered by employees in an amount equal to the exercise price, if applicable, and statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee and forgo receipt of the exercise price of the award from the employee, if applicable. Such repurchases have been authorized in addition to the share repurchase program described above.

Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions and share repurchase programs, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.

Cash Flows

	Three months ended February 28/29,
(In millions, except percentages)	2017	2016	Dollar change	Percent change
Net cash provided by operating activities	$250.7	$151.8	$98.9	65%
Net cash used in investing activities	$(66.4)	$(1,130.3)	$1,063.9	(94)%
Net cash provided by (used in) financing activities	$(166.6)	$747.3	$(913.9)	(122)%

The increase in net cash provided by operating activities was primarily due to the Merger and increased operating performance.

The decrease in net cash used in investing activities was principally due to the acquisitions of CARPROOF and OPIS in the first quarter of 2016, partially offset by increased capital expenditures in the first quarter of 2017.

The net cash used in financing activities in 2017 was primarily used to fund our share repurchase program, partially offset by cash received from stock option exercises. Cash from financing activities in the first quarter of 2016 was primarily used to fund the acquisitions of CARPROOF and OPIS.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three months ended February 28/29,
(In millions, except percentages)	2017	2016	Dollar change	Percent change
Net cash provided by operating activities	$250.7	$151.8
Capital expenditures on property and equipment	(71.7)	(24.5)
Free cash flow	$179.0	$127.3	$51.7	41%

The increase in free cash flow was primarily due to the Merger and increased operating performance, partially offset by increased capital expenditure activity. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 4 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the current status of our debt arrangements.

Share Repurchase Programs

Please refer to Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and to Part II, Item 2 in this Quarterly Report on Form 10-Q for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2016 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and stock-based compensation.

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report on Form 10-K.

Borrowings under the 2016 revolving facility and 2016 and 2017 term loans are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of February 28, 2017, we had approximately $2.333 billion of floating-rate debt at a 2.20 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $19 million ($23 million without giving effect to any of our interest rate swaps).

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

Please refer to Note 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our 2016 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 28, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
December 1 - December 31, 2016:
Share repurchase programs (1)	2,838,105	$35.21	2,838,105	$942.6
Employee transactions (2)	81,269	$34.90	N/A	N/A
Accelerated share repurchase program (3)	5,564,830	36.74	5,564,830	N/A
January 1 - January 31, 2017:
Share repurchase programs (1)	829,965	$39.12	829,965	$1,660.1
Employee transactions (2)	616,403	$36.10	N/A	N/A
February 1 - February 28, 2017:
Share repurchase programs (1)	3,551,286	$40.08	3,551,286	$1,472.2
Employee transactions (2)	1,059,203	$39.61	N/A	N/A
Accelerated share repurchase program (3)	1,239,650	$36.74	1,239,650	N/A
Total share repurchases	15,780,711	$37.50	14,023,836

For the first quarter of 2017, we repurchased approximately $592 million of common shares, including approximately $525 million in open market share repurchases (described in notes (1) and (3) below), and approximately $67 million in employee transactions (described in note (2) below).

(1) In August 2016, our Board of Directors authorized a share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management's discretion. In January 2017, our Board of Directors increased the size of the program to up to $2.25 billion of IHS Markit common shares and extended the program's termination date to May 31, 2018. This current repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.

(2) Amounts represent common shares surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our Board of Directors has approved this program in an effort to reduce the dilutive effects of employee equity grants. This program is separate and additional to the repurchase program described in note (1).

(3) On December 1, 2016, we funded a $250 million accelerated share repurchase (ASR) agreement with a scheduled termination date in the first quarter of 2017. Upon funding of the ASR, we received an initial delivery of 5.565 million shares. At the completion of the ASR on February 13, 2017, we received an additional 1.240 million shares. The average price paid per share presented above reflects the average price for the 6.805 million total shares repurchased through the ASR.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the first quarter of 2017 and would have represented approximately 0.01 percent of our first quarter 2017 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
10.1+*	First Amendment dated March 19, 2016 to contract of employment for Lance Uggla
10.2+*	Second Amendment dated January 24, 2017 to contract of employment for Lance Uggla
10.3+*	Second Amendment dated February 3, 2017 to letter agreement for Todd Hyatt
10.4+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Performance Share Unit Agreement
10.5+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Performance Share Unit Agreement
10.6+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Restricted Share Unit Agreement
10.7+*	Amendment #4 to IHS Markit Ltd. 2014 Equity Incentive Award Plan
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2017.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer