Form 10-Q
period 2017-05-31
IHS Markit Ltd.
filed 2017-06-27
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2017, there were 399,197,261 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

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

IHS Markit Foreign Private Issuer Status and Financial Presentation

IHS Markit will continue to qualify as a foreign private issuer (FPI) under the rules of the SEC until the end of our fiscal year 2017. However, effective as of December 1, 2017, we will lose our FPI status, at which point we will be required to report our financial results in accordance with U.S. GAAP and to file our annual and interim reports on Forms 10-K, 10-Q, and 8-K, consistent with our approach since closing of the merger between IHS Inc. and Markit Ltd. As a result, you should not expect our financial presentation or SEC reporting approach to change following our loss of FPI status on December 1, 2017.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	May 31, 2017	November 30, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$162.5	$138.9
Accounts receivable, net	669.7	635.6
Income tax receivable	32.2	26.0
Deferred subscription costs	66.6	55.6
Other current assets	93.2	77.4
Total current assets	1,024.2	933.5
Non-current assets:
Property and equipment, net	470.1	416.2
Intangible assets, net	4,236.3	4,351.8
Goodwill	8,277.1	8,209.8
Deferred income taxes	14.8	14.8
Other	48.7	10.5
Total non-current assets	13,047.0	13,003.1
Total assets	$14,071.2	$13,936.6
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$561.2	$104.6
Accounts payable	60.0	58.9
Accrued compensation	84.5	174.0
Accrued royalties	35.2	35.7
Other accrued expenses	243.8	257.1
Income tax payable	5.5	11.9
Deferred revenue	869.4	770.2
Total current liabilities	1,859.6	1,412.4
Long-term debt	3,423.2	3,279.3
Accrued pension and postretirement liability	32.5	33.0
Deferred income taxes	974.1	995.1
Other liabilities	114.9	74.7
Commitments and contingencies
Redeemable noncontrolling interest	58.3	57.7
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 465.4 and 454.1 issued, and 399.2 and 415.0 outstanding at May 31, 2017 and November 30, 2016, respectively	4.7	4.5
Additional paid-in capital	7,506.6	7,210.9
Treasury shares, at cost: 66.2 and 39.1 at May 31, 2017 and November 30, 2016, respectively	(1,563.9)	(499.1)
Retained earnings	1,971.0	1,806.9
Accumulated other comprehensive loss	(309.8)	(438.8)
Total shareholders' equity	7,608.6	8,084.4
Total liabilities and shareholders' equity	$14,071.2	$13,936.6
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Revenue	$906.1	$587.9	$1,750.3	$1,136.4
Operating expenses:
Cost of revenue	337.7	212.3	664.7	423.1
Selling, general and administrative	274.2	207.0	542.2	393.5
Depreciation and amortization	122.8	64.3	243.6	124.8
Restructuring charges	(0.5)	7.6	(0.7)	13.3
Acquisition-related costs	30.4	11.5	62.0	15.3
Net periodic pension and postretirement expense	0.4	0.5	0.8	0.8
Other expense (income), net	4.3	(0.3)	5.2	0.9
Total operating expenses	769.3	502.9	1,517.8	971.7
Operating income	136.8	85.0	232.5	164.7
Interest income	0.6	0.4	1.1	0.7
Interest expense	(37.7)	(27.2)	(69.5)	(55.4)
Non-operating expense, net	(37.1)	(26.8)	(68.4)	(54.7)
Income from continuing operations before income taxes and equity in loss of equity method investee	99.7	58.2	164.1	110.0
Benefit (provision) for income taxes	1.0	(13.4)	4.6	(23.8)
Equity in loss of equity method investee	(1.9)	—	(3.9)	—
Income from continuing operations	98.8	44.8	164.8	86.2
Income from discontinued operations, net	—	5.2	—	9.0
Net income	98.8	50.0	164.8	95.2
Net loss attributable to noncontrolling interest	0.5	—	0.5	—
Net income attributable to IHS Markit Ltd.	$99.3	$50.0	$165.3	$95.2

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.25	$0.19	$0.41	$0.36
Income from discontinued operations, net	—	0.02	—	0.04
Net income attributable to IHS Markit Ltd.	$0.25	$0.21	$0.41	$0.40
Weighted average shares used in computing basic earnings per share	399.7	240.3	403.0	240.1

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.24	$0.19	$0.39	$0.36
Income from discontinued operations, net	—	0.02	—	0.04
Net income attributable to IHS Markit Ltd.	$0.24	$0.21	$0.39	$0.39
Weighted average shares used in computing diluted earnings per share	415.6	241.1	418.9	241.8

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Net income	$98.8	$50.0	$164.8	$95.2
Other comprehensive income, net of tax:
Net hedging activities (1)	(1.6)	2.3	1.4	(1.7)
Foreign currency translation adjustment	152.5	32.4	127.6	10.3
Total other comprehensive income	150.9	34.7	129.0	8.6
Comprehensive income	$249.7	$84.7	$293.8	$103.8
Comprehensive loss attributable to noncontrolling interest	0.5	—	0.5	—
Comprehensive income attributable to IHS Markit Ltd.	$250.2	$84.7	$294.3	$103.8
(1) Net of tax benefit (expense) of $0.4 million; $(1.5) million; $(0.4) million and $1.1 million for the three and six months ended May 31, 2017 and May 31, 2016, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six months ended May 31,
	2017	2016
Operating activities:
Net income attributable to IHS Markit Ltd.	$165.3	$95.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	243.6	124.8
Stock-based compensation expense	139.8	64.5
Gain on sale of business	—	(43.3)
Excess tax benefit from stock-based compensation	—	(0.1)
Net periodic pension and postretirement expense	0.8	0.8
Undistributed earnings of affiliates, net	0.6	—
Pension and postretirement contributions	(1.3)	(1.7)
Deferred income taxes	(22.5)	25.6
Change in assets and liabilities:
Accounts receivable, net	(10.4)	13.0
Other current assets	(41.4)	(28.8)
Accounts payable	(13.8)	(19.9)
Accrued expenses	(96.1)	(15.6)
Income tax	(11.0)	24.8
Deferred revenue	94.0	80.8
Other liabilities	3.7	8.4
Net cash provided by operating activities	451.3	328.5
Investing activities:
Capital expenditures on property and equipment	(130.5)	(52.7)
Acquisitions of businesses, net of cash acquired	—	(1,113.4)
Proceeds from sale of business	—	190.2
Change in other assets	(0.3)	4.3
Settlements of forward contracts	9.0	(4.1)
Net cash used in investing activities	(121.8)	(975.7)
Financing activities:
Proceeds from borrowings	1,790.0	1,100.0
Repayment of borrowings	(1,185.2)	(270.0)
Payment of debt issuance costs	(9.5)	(15.4)
Excess tax benefit from stock-based compensation	—	0.1
Proceeds from the exercise of employee stock options	187.5	—
Repurchases of common shares	(1,076.0)	(106.0)
Net cash (used in) provided by financing activities	(293.2)	708.7
Foreign exchange impact on cash balance	(12.7)	(9.1)
Net increase in cash and cash equivalents	23.6	52.4
Cash and cash equivalents at the beginning of the period	138.9	293.1
Cash and cash equivalents at the end of the period	$162.5	$345.5

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings		Total
Balance at November 30, 2016 (Audited)	415.0	$4.5	$7,210.9	$(499.1)	$1,806.9	$(438.8)	$8,084.4
Repurchases of common shares	(25.5)	—	—	(1,005.7)	—	—	(1,005.7)
Share-based award activity	1.8	0.1	107.7	(59.1)	—	—	48.7
Option exercises	7.9	0.1	188.0	—	—	—	188.1
Net income attributable to IHS Markit Ltd.	—	—	—	—	165.3	—	165.3
Noncontrolling interest activity	—	—	—	—	(1.2)	—	(1.2)
Other comprehensive income	—	—	—	—	—	129.0	129.0
Balance at May 31, 2017	399.2	$4.7	$7,506.6	$(1,563.9)	$1,971.0	$(309.8)	$7,608.6

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact of these new standards on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued ASU 2014-15, which requires that management evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for us in the fourth quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, which changes several aspects of the accounting for stock-based compensation, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We early adopted this standard in the first quarter of our fiscal year 2017. As a result of the adoption, we now recognize excess tax benefits or deficiencies associated with stock-based compensation award activity in income tax expense in the consolidated statements of operations. For the three and six months ended May 31, 2017, the excess tax benefit associated with stock-based compensation award activity reduced income tax expense by approximately $9.2 million and $23.2 million, respectively. In addition, we now report excess tax benefits associated with award activity as cash flows from operating activities along with all other income tax cash flows, and we have elected to apply this classification change on a prospective basis. The standard also permitted us to make a policy election about how we account for forfeitures, and we have elected to continue to estimate forfeitures.

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

In May 2017, the FASB issued ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard will be effective for us in fiscal year 2019. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

2.	Business Combinations

As described in Note 1 above, we completed the Merger on July 12, 2016. The purchase price allocation for this business combination is still preliminary and may change upon completion of the determination of fair value. The following table summarizes the current purchase price allocation, net of acquired cash, for the Merger (in millions):

Assets:
Current assets	$305.6
Property and equipment	61.2
Intangible assets	3,288.8
Goodwill	4,281.0
Other long-term assets	10.5
Total assets	7,947.1

Liabilities:
Current liabilities	250.8
Deferred revenue	230.8
Deferred taxes	693.7
Long-term debt	546.5
Other long-term liabilities	17.9
Noncontrolling interest	57.1
Total liabilities and noncontrolling interest	1,796.8

Purchase price, net of cash acquired	$6,150.3

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2017 and November 30, 2016 (in millions):

	As of May 31, 2017			As of November 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$756.9	$(310.3)	$446.6	$768.0	$(283.9)	$484.1
Customer relationships	2,941.4	(285.8)	2,655.6	2,910.6	(217.4)	2,693.2
Developed technology	767.5	(46.1)	721.4	755.4	(20.1)	735.3
Developed computer software	84.8	(49.4)	35.4	84.9	(44.9)	40.0
Trademarks	458.2	(84.7)	373.5	400.9	(59.8)	341.1
Other	12.5	(8.7)	3.8	12.4	(7.5)	4.9
Total	$5,021.3	$(785.0)	$4,236.3	$4,932.2	$(633.6)	$4,298.6
Intangible assets not subject to amortization:
Trademarks	—	—	—	53.2	—	53.2
Total intangible assets	$5,021.3	$(785.0)	$4,236.3	$4,985.4	$(633.6)	$4,351.8

Intangible assets amortization expense was $83.7 million and $168.4 million for the three and six months ended May 31, 2017, respectively, compared to $39.8 million and $76.8 million for the three and six months ended May 31, 2016. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2017 (in millions):

Year	Amount
Remainder of 2017	$164.6
2018	$319.7
2019	$305.7
2020	$296.2
2021	$290.0
Thereafter	$2,860.1
During the first quarter of 2017, we determined that all of our previously non-amortizing trademarks should be reclassified to amortizing trademarks. We performed a discounted cash flow impairment test at the time of the classification change, and no impairment was indicated as a result of the test.
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2016 to May 31, 2017 was primarily due to current year amortization.

4.	Debt

The following table summarizes total indebtedness as of May 31, 2017 and November 30, 2016 (in millions):

	May 31, 2017	November 30, 2016
2016 revolving facility	$962.0	$1,282.0
2016 term loan:
Tranche A-1	631.4	647.8
Tranche A-2	529.4	543.1
2017 term loan	500.0	—
5.00% senior notes due 2022	750.0	750.0
4.75% senior notes due 2025	500.0	—
Institutional senior notes:
Series A	95.9	95.9
Series B	53.7	53.8
Share repurchase liability	—	43.4
Debt issuance costs	(43.1)	(38.3)
Capital leases	5.1	6.2
Total debt	$3,984.4	$3,383.9
Current portion	(561.2)	(104.6)
Total long-term debt	$3,423.2	$3,279.3

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (2016 revolving facility). Borrowings under the 2016 revolving facility mature in July 2021. The interest rates for borrowings under the 2016 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the revolving facility agreement. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.5 million of outstanding letters of credit under the 2016 revolving facility as of May 31, 2017, which reduces the available borrowing under the facility by an equivalent amount.

2016 term loan. In July 2016, we entered into a $1.206 billion senior unsecured amortizing term loan agreement (2016 term loan). The 2016 term loan has a final maturity date of July 2021. The interest rates for borrowings under the 2016 term loan are the same as those under the 2016 revolving facility.

Subject to certain conditions, the 2016 revolving facility and the 2016 term loan may be expanded by up to an aggregate of $500 million in additional commitments or term loans. The 2016 revolving facility and the 2016 term loan have certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms are defined in the agreements.

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

The 5% Notes bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 5% Notes as of May 31, 2017 was approximately $805.4 million.

4.75% notes due 2025 (4.75% Notes). In February 2017, we issued $500.0 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. The 4.75% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4.75% Notes bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes is due semiannually on February 15 and August 15 of each year, commencing August 15, 2017. We may redeem the 4.75% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes as of May 31, 2017 was approximately $526.3 million.

Institutional senior notes. In November 2015, Markit issued two series of senior unsecured notes having an aggregate principal amount of $500 million to certain institutional investors. In November 2016, we completed an offer to repurchase approximately $350 million of these notes. The Series A notes bear interest at a fixed rate of 3.73 percent and mature on November 4, 2022. The Series B notes bear interest at a fixed rate of 4.05 percent and mature on November 4, 2025. Interest is paid semiannually from the anniversary of issuance. The institutional senior notes have certain financial and other covenants, including a maximum Consolidated Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the Note Purchase and Guarantee Agreement. We believe that the fair value of the outstanding institutional senior notes as of May 31, 2017 was approximately $146.6 million.

Share repurchase liability. In August 2012, Markit executed a share repurchase where the consideration was payable in quarterly installments. As of May 31, 2017, the liability has been fully repaid.

As of May 31, 2017, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments and expected cash availability over the next 12 months. As of May 31, 2017, we had approximately $962.0 million of outstanding borrowings under the 2016 revolving facility at a current annual interest rate of 2.52 percent and approximately $1.661 billion of outstanding borrowings under the 2016 and 2017 term loans at a current weighted average annual interest rate of 2.98 percent, including the effect of the interest rate swaps described in Note 5.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and Singapore Dollar-denominated and Indian Rupee-denominated expenses. The hedges of the Singapore Dollar and Indian Rupee-denominated expenses expired in the second quarter of 2017. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We designated and account for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of May 31, 2017 and November 30, 2016 was approximately $9.9 million and $40.8 million, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of May 31, 2017 and November 30, 2016 (in millions):

	May 31, 2017		November 30, 2016
Notional amount of currency pair:
Contracts to buy USD with CAD		$34.9		$37.2
Contracts to buy CAD with USD	C$	3.4	C$	6.7
Contracts to buy USD with EUR		$12.0		$8.8
Contracts to buy EUR with USD		€12.0		€13.0
Contracts to buy CHF with USD	CHF	8.0	CHF	9.0
Contracts to buy EUR with GBP		€9.0		€8.0
Contracts to buy GBP with USD		£177.7		£195.7
Contracts to buy NOK with GBP	NOK	50.0	NOK	57.0

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of May 31, 2017 and November 30, 2016 (in millions):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	May 31, 2017	November 30, 2016
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$0.2	$1.4	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	2.3	3.8	Other current assets
Total	$2.5	$5.2

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$15.3	$18.0	Other liabilities
Foreign currency forwards	—	0.1	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	1.0	0.6	Other accrued expenses
Total	$16.3	$18.7

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three and six months ended May 31, 2017 and the three and six months ended May 31, 2016, respectively, was as follows (in millions):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended May 31,		Six months ended May 31,		Location on consolidated statements of operations
	2017	2016	2017	2016
Foreign currency forwards	$(9.7)	$8.8	$(6.1)	$3.8	Other expense (income), net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of May 31, 2017 and May 31, 2016, respectively, as well as the activity on our cash flow hedging instruments for the three and six months ended May 31, 2017 and the three and six months ended May 31, 2016, respectively (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Beginning balance	$(7.5)	$(18.6)	$(10.5)	$(14.6)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(2.3)	1.0	(1.1)	(4.4)
Foreign currency forwards	(0.6)	—	(0.2)	—
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	1.5	1.4	3.2	2.9
Foreign currency forwards (1)	(0.2)	(0.1)	(0.5)	(0.2)
Ending balance	$(9.1)	$(16.3)	$(9.1)	$(16.3)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $5.9 million of the $15.3 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the three and six months ended May 31, 2017, we made minor revisions to our prior estimates. The following table provides a reconciliation of the restructuring liability, recorded in other accrued expenses, as of May 31, 2017 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2016	$1.0	$6.0	$0.1	$7.1
Add: Restructuring costs incurred	—	—	—	—
Revision to prior estimates	(0.4)	(0.3)	—	(0.7)
Less: Amount paid	(0.6)	(2.5)	(0.1)	(3.2)
Balance at May 31, 2017	$—	$3.2	$—	$3.2

As of May 31, 2017, approximately $1.4 million of the remaining restructuring liability was in the Resources segment, approximately $1.5 million was in the Transportation segment, and approximately $0.3 million was in the CMS segment. Approximately $1.9 million of the balance is expected to be paid within the next 12 months; the remaining amount relates to lease abandonments that will be paid over the remaining lease periods through 2021.

7.	Acquisition-related Costs

During the six months ended May 31, 2017, we eliminated 176 positions and incurred additional direct and incremental costs associated with acquisition-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees primarily associated with the Merger. We recorded approximately $62.0 million of acquisition-related costs for these activities. Most of the costs were recorded in the Financial Services segment and the shared services function.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses, as of May 31, 2017 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2016	$24.7	$8.6	$16.7	$50.0
Add: Costs incurred	32.4	16.0	13.7	62.1
Revision to prior estimates	(0.2)	0.2	(0.1)	(0.1)
Less: Amount paid	(35.6)	(10.1)	(16.4)	(62.1)
Balance at May 31, 2017	$21.3	$14.7	$13.9	$49.9

As of May 31, 2017, the $49.9 million remaining liability was primarily in the Financial Services segment and in shared services. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Stock-based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2017 and May 31, 2016 was as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Cost of revenue	$21.8	$1.4	$37.7	$2.7
Selling, general and administrative	42.8	30.7	102.1	59.5
Total stock-based compensation expense	$64.6	$32.1	$139.8	$62.2
No stock-based compensation cost was capitalized during the three and six months ended May 31, 2017 and May 31, 2016.
As of May 31, 2017, there was $296.9 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.8 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the six months ended May 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2016	11.7	$31.67
Granted	4.3	$39.52
Vested	(4.9)	$32.45
Forfeited	(0.1)	$33.07
Balance at May 31, 2017	11.0	$34.38
The total fair value of RSUs and RSAs that vested during the six months ended May 31, 2017 was $187.8 million.
Stock Options. The following table summarizes stock option award activity during the six months ended May 31, 2017, as well as stock options that are vested and expected to vest and stock options exercisable as of May 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2016	39.7
Granted
Exercised	(7.9)	$23.80
Forfeited	(0.1)	$25.82
Balance at May 31, 2017	31.7	$25.16	2.7	656.4
Vested and expected to vest at May 31, 2017	31.1	$25.13	2.7	644.5
Exercisable at May 31, 2017	11.9	$22.42	1.6	278.1

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on May 31, 2017 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on May 31, 2017. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the six months ended May 31, 2017 was approximately $132.4 million.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and six months ended May 31, 2017 was negative 1.0 percent and negative 2.8 percent, respectively, compared to 23.0 percent and 21.6 percent for the three and six months ended May 31, 2016, respectively. The decrease in the 2017 rates for continuing operations is primarily due to the early adoption of ASU No. 2016-09 and tax benefits associated with our capital structure.

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

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (CARFAX) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things, that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs, and counsel for plaintiffs indicated that there may be additional claimants. On September 30, 2016, the District Court granted CARFAX’s motion for summary judgment, dismissing all claims in the complaint. The plaintiffs have appealed the decision. On January 13, 2017, another group of auto and light truck dealers filed a complaint in the U.S. District Court for the Southern District of New York on substantially the same claims as described above. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs, and attorneys’ fees. The court has stayed the case pending the outcome of the appeal of the first case described above.

In October 2015, the Division of Enforcement of the SEC opened a non-public civil investigation related to certain of our current and former securitized product indices, and requested that we provide certain documents and information. We responded to these inquiries in late 2015 and early 2016, and, to the extent the SEC has further inquiries, will continue to cooperate in this matter.

11.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and six months ended May 31, 2017 and May 31, 2016 were calculated as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Weighted-average shares outstanding:
Shares used in basic EPS calculation	399.7	240.3	403.0	240.1
Effect of dilutive securities:
RSUs/RSAs	4.1	0.8	4.9	1.7
Stock options	11.8	—	11.0	—
Shares used in diluted EPS calculation	415.6	241.1	418.9	241.8

Share Repurchase Programs

In August 2016, our Board of Directors authorized a share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. In January 2017, our Board of Directors increased the size of the program to up to $2.25 billion of IHS Markit common shares and extended the program’s termination date to May 31, 2018. This current repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of May 31, 2017, we had $991.5 million remaining available to repurchase under the program.

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

In December 2016, we funded a $250 million ASR agreement with a scheduled termination date in the first quarter of 2017. Upon funding of the ASR, we received an initial delivery of 5.565 million shares. At the completion of the ASR on February 13, 2017, we received an additional 1.240 million shares.

In March 2017, we funded a $200 million ASR agreement with a scheduled termination date in the second quarter of 2017. Upon funding of the ASR, we received an initial delivery of 4.020 million shares. At the completion of the ASR on April 24, 2017, we received an additional 0.839 million shares.

During the six months ended May 31, 2017, we have also repurchased approximately $556 million, or 13.888 million shares, on the open market and in privately negotiated transactions.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the six months ended May 31, 2017 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2016	$(413.9)	$(14.4)	$(10.5)	$(438.8)
Other comprehensive income (loss) before reclassifications	127.6	—	(1.3)	126.3
Reclassifications from AOCI to income	—	—	2.7	2.7
Balance at May 31, 2017	$(286.3)	$(14.4)	$(9.1)	$(309.8)

13.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and also by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and six months ended May 31, 2017 and May 31, 2016. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Revenue
Resources	$223.8	$221.1	$420.7	$437.0
Transportation	242.3	230.9	467.2	430.6
CMS	130.6	135.9	257.1	268.8
Financial Services	309.4	—	605.3	—
Total revenue	$906.1	$587.9	$1,750.3	$1,136.4

Adjusted EBITDA
Resources	$99.7	$93.5	$179.7	$180.9
Transportation	98.2	90.6	188.0	164.0
CMS	31.7	30.8	60.3	58.3
Financial Services	138.8	—	268.0	—
Shared services	(15.5)	(14.4)	(22.9)	(22.9)
Total Adjusted EBITDA	$352.9	$200.5	$673.1	$380.3

Reconciliation to the consolidated statements of operations:
Interest income	0.6	0.4	1.1	0.7
Interest expense	(37.7)	(27.2)	(69.5)	(55.4)
Benefit (provision) for income taxes	1.0	(13.4)	4.6	(23.8)
Depreciation	(39.1)	(24.5)	(75.2)	(48.0)
Amortization related to acquired intangible assets	(83.7)	(39.8)	(168.4)	(76.8)
Stock-based compensation expense	(64.6)	(32.1)	(139.8)	(62.2)
Restructuring charges	0.5	(7.6)	0.7	(13.3)
Acquisition-related costs	(30.4)	(11.5)	(62.0)	(15.3)
Share of joint venture results not attributable to Adjusted EBITDA	0.4	—	0.8	—
Adjusted EBITDA attributable to noncontrolling interest	(0.6)	—	(0.1)	—
Income from discontinued operations, net	—	5.2	—	9.0
Net income attributable to IHS Markit Ltd.	$99.3	$50.0	$165.3	$95.2
Revenue by transaction type was as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Recurring fixed revenue	$630.6	$462.0	$1,247.7	$905.2
Recurring variable revenue	116.0	—	222.4	—
Non-recurring revenue	159.5	125.9	280.2	231.2
Total revenue	$906.1	$587.9	$1,750.3	$1,136.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The comparability of our operating results for the three and six months ended May 31, 2017 to the same periods in fiscal year 2016 is significantly affected by the July 12, 2016 merger between IHS Inc. and Markit Ltd (Merger). As a result of the Merger, we created a new Financial Services segment, which consists entirely of Markit’s business. Comparative analysis for the Financial Services segment for the three and six months ended May 31, 2017 is compared to pre-Merger results for the three and six months ended June 30, 2016 for Markit Ltd., the predecessor company to IHS Markit Ltd.

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

Our recurring fixed revenue and recurring variable revenue represented more than 80 percent of our total revenue in the three and six months ended May 31, 2017. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

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

•
Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We also include the impact of divestitures in this growth metric. Due to the size of the Merger, we have not included Markit’s 2017 reported results versus 2016 results in the acquisitive category, but have broken out their results in the organic, acquisitive (for acquisitions within the past 12 months completed by Markit), and foreign currency growth metrics.

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

•
Recurring variable revenue represents revenue from contracts that specify a fee for services which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value. Many of these contracts do not have a maturity date, while the remainder have an initial term ranging from one to five years. For the three and six months ended May 31, 2017, this revenue was derived entirely from the Financial Services segment.

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

Results of Operations

Total Revenue

Second quarter 2017 revenue increased 54 percent compared to the second quarter of 2016, and year-to-date 2017 revenue also increased 54 percent compared to the year-to-date 2016 period. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2017 to the three and six months ended May 31, 2016. Markit’s revenue of approximately $309 million and $605 million for the three and six months ended May 31, 2017, respectively, less the $15 million and $26 million increases from the respective comparable 2016 periods, has been included in the calculation of acquisitive growth in the table immediately below, and then the components of Markit’s revenue growth versus the prior year have been included in their related factors in the tables further below.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Second quarter 2017 vs. second quarter 2016	5%	51%	(2)%
Year-to-date 2017 vs. year-to-date 2016	3%	53%	(2)%

Reported organic revenue growth for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, was 5 percent and 3 percent, respectively. After normalizing for the timing of a Resource conference event and a Transportation conference event, both of which occurred in different quarters in 2017 compared to 2016, organic revenue growth for the second quarter of 2017 was 3 percent. The organic revenue increase for the three and six months ended May 31, 2017 was primarily attributable to a combination of slight core IHS revenue growth and an 8 percent increase in core Markit revenue growth. Our Transportation segment continued to perform very well, and while our Resources revenue declined on a normalized basis, we saw improving sales levels in the second quarter of 2017 as annual contract value (ACV) began to stabilize. Our CMS organic revenue declined slightly for the three and six months ended May 31, 2017.

Acquisitive revenue growth for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, was primarily due to the Merger, but was also impacted by the CARPROOF and OPIS acquisitions from the first quarter of 2016.

Foreign currency had an adverse effect on our year-over-year revenue growth as the U.S. dollar continued to maintain its strength against foreign currencies, particularly the British Pound as a result of Brexit.

Revenue by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2017	2016		2017	2016
Revenue:
Resources	$223.8	$221.1	1%	$420.7	$437.0	(4)%
Transportation	242.3	230.9	5%	467.2	430.6	8%
CMS	130.6	135.9	(4)%	257.1	268.8	(4)%
Financial Services	309.4	—	N/A	605.3	—	N/A
Total revenue	$906.1	$587.9	54%	$1,750.3	$1,136.4	54%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase (decrease) in revenue
	Second quarter 2017 vs. second quarter 2016			Year-to-date 2017 vs. year-to-date 2016
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources	3%	—%	(1)%	(6)%	3%	(1)%
Transportation	6%	—%	(1)%	8%	1%	(1)%
CMS	(1)%	—%	(2)%	(2)%	—%	(3)%
Financial Services	8%	—%	(3)%	8%	—%	(3)%

Resources revenue for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, continued to be negatively affected by the significant headwinds in the energy industries. On a constant currency basis, our Resources ACV, which represents the annualized value of recurring revenue contracts, increased approximately $2 million sequentially from the first quarter of 2017. The second quarter 2017 organic revenue increase was due in part to the shift in timing of our annual CERAWeek conference from the first quarter in 2016 to the second quarter in 2017. Normalizing for CERAWeek, Resources non-recurring organic revenue growth for the second quarter of 2017 was 5 percent, and Resources total organic revenue declined 4 percent. We believe we will see continued improvement in Resources due to a more stable price environment, more favorable capital spending budgets than in previous years, and improving consulting performance.

Transportation revenue for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, continued to experience solid organic recurring and non-recurring growth, led by our automotive product offerings, with moderating growth in the other transportation product categories. We continue to see strong organic growth in our automotive product category due to continued penetration and new products within our used car product offerings, and we expect to benefit from continued innovation around our new car product offerings as a result of new automotive technologies, global regulatory pressure to curb fuel consumption and emissions, and the increasing use of digital marketing. Normalizing for the change in timing of the Transportation conference event, organic revenue growth for the second quarter of 2017 was 8 percent.

CMS revenue for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, experienced a slight organic revenue decline primarily due to the loss of a large RootMetrics customer late in the first quarter of 2016 and continued product rationalization within our TMT product offerings.

Financial Services revenue for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, experienced solid organic revenue growth in all areas. Within the Information product offerings, revenue was supported by steady growth across a range of products, with particular strength in both our index and bond pricing products, as well as our valuation services. Solutions product offerings growth was driven by improved levels of non-recurring software license revenue and improved managed services revenue following the launch of new regulatory and compliance products in the fourth quarter of 2016. Our Processing product offerings continued to deliver strong growth, driven by increased loan market activity.

Revenue by Transaction Type

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in millions, except percentages)	2017	2016	Total	Organic	2017	2016	Total	Organic
Revenue:
Recurring fixed	$630.6	$462.0	36%	2%	$1,247.7	$905.2	38%	1%
Recurring variable	116.0	—	N/A	14%	222.4	—	N/A	13%
Non-recurring	159.5	125.9	27%	12%	280.2	231.2	21%	4%
Total revenue	$906.1	$587.9	54%	5%	$1,750.3	$1,136.4	54%	3%

As a percent of total revenue:
Recurring fixed	70%	79%			71%	80%
Recurring variable	13%	—%			13%	—%
Non-recurring	18%	21%			16%	20%

Recurring fixed revenue organic growth was up slightly for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, with Transportation recurring offerings providing the largest contribution to the growth, Resources recurring offerings declining as a result of the trailing 12-month reduction in the ACV base, minimal CMS growth, and stable Financial Services growth. Recurring variable revenue was composed entirely of Financial Services revenue, with strong double-digit organic growth coming from each of our product offering categories within that segment, led by Processing product offerings.

Non-recurring organic revenue increases for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, were primary due to the continued strength in Transportation and a strong contribution from Financial Services, partially offset by continued challenges in CMS. Resources on a normalized basis had negative non-recurring organic revenue growth in the first quarter, but had positive growth in the second quarter, primarily from strength in the CERAWeek conference event.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2017	2016		2017	2016
Operating expenses:
Cost of revenue	$337.7	$212.3	59%	$664.7	$423.1	57%
SG&A expense	274.2	207.0	32%	542.2	393.5	38%
Total cost of revenue and SG&A expense	$611.9	$419.3	46%	$1,206.9	$816.6	48%

Depreciation and amortization expense	$122.8	$64.3	91%	$243.6	$124.8	95%

As a percent of revenue:
Total cost of revenue and SG&A expense	68%	71%		69%	72%
Depreciation and amortization expense	14%	11%		14%	11%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. The significant increases in absolute total cost of revenue and SG&A expense was due to the Merger and, to a much lesser extent, the CARPROOF and OPIS acquisitions in the first quarter of 2016. As a percentage of revenue, total cost of revenue and SG&A expense declined primarily because of the higher margin Financial Services segment, as well as ongoing cost management and rationalization efforts associated with acquisition integration.

Within our cost of revenue and SG&A expense, stock-based compensation expense increased by approximately $33 million and $78 million in the three and six months ended May 31, 2017, respectively, compared to the three and six months ended May 31, 2016, primarily as a result of the assumption and revaluation of legacy Markit outstanding awards at the Merger date and the acceleration of certain share awards associated with severance activities post-Merger.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, depreciation and amortization expense increased on both an absolute and percentage of revenue basis primarily because of intangible assets associated with the Merger and the first quarter 2016 acquisitions of CARPROOF and OPIS.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three and six months ended May 31, 2017, we recorded approximately $62 million of direct and incremental costs associated with acquisition-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees primarily associated with the Merger.

Segment Adjusted EBITDA

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2017	2016		2017	2016
Adjusted EBITDA:
Resources	$99.7	$93.5	7%	$179.7	$180.9	(1)%
Transportation	98.2	90.6	8%	188.0	164.0	15%
CMS	31.7	30.8	3%	60.3	58.3	3%
Financial Services	138.8	—	N/A	268.0	—	N/A
Shared services	(15.5)	(14.4)		(22.9)	(22.9)
Total Adjusted EBITDA	$352.9	$200.5	76%	$673.1	$380.3	77%

As a percent of segment revenue:
Resources	45%	42%		43%	41%
Transportation	41%	39%		40%	38%
CMS	24%	23%		23%	22%
Financial Services	45%	N/A		44%	N/A

For the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, Adjusted EBITDA increased primarily due to the Merger, and to a lesser extent, the CARPROOF and OPIS acquisitions in the first quarter of 2016, as well as continued cost management efforts. Resources segment Adjusted EBITDA increased in the second quarter of 2017 due to the shift in timing of our annual CERAWeek conference from the first quarter in 2016 to the second quarter in 2017, but was largely unchanged for the year-to-date period. Transportation segment Adjusted EBITDA increased because of high revenue growth that flowed through to segment Adjusted EBITDA.

As a percentage of revenue, Adjusted EBITDA for the Resources segment improved as a result of cost management and shared services rationalization efforts associated with Merger integration activity, while Transportation’s Adjusted EBITDA increased primarily because of the margin flow through from high revenue growth. The CMS growth was largely due to cost management and product rationalization efforts.

Provision for Income Taxes
Our effective tax rate for the three and six months ended May 31, 2017 was negative 1.0 percent and negative 2.8 percent, respectively, compared to 23.0 percent and 21.6 percent for the three and six months ended May 31, 2016, respectively. The decrease in the 2017 rates for continuing operations is primarily due to the early adoption of ASU No. 2016-09 and tax benefits associated with our capital structure.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and six months ended May 31, 2017 and May 31, 2016.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2017	2016		2017	2016
Net income attributable to IHS Markit Ltd.	$99.3	$50.0	99%	$165.3	$95.2	74%
Interest income	(0.6)	(0.4)		(1.1)	(0.7)
Interest expense	37.7	27.2		69.5	55.4
(Benefit) Provision for income taxes	(1.0)	13.4		(4.6)	23.8
Depreciation	39.1	24.5		75.2	48.0
Amortization	83.7	39.8		168.4	76.8
EBITDA	$258.2	$154.5	67%	$472.7	$298.5	58%
Stock-based compensation expense	64.6	32.1		139.8	62.2
Restructuring charges	(0.5)	7.6		(0.7)	13.3
Acquisition-related costs	30.4	11.5		62.0	15.3
Share of joint venture results not attributable to Adjusted EBITDA	(0.4)	—		(0.8)	—
Adjusted EBITDA attributable to noncontrolling interest	0.6	—		0.1	—
Income from discontinued operations, net	—	(5.2)		—	(9.0)
Adjusted EBITDA	$352.9	$200.5	76%	$673.1	$380.3	77%
Adjusted EBITDA as a percentage of revenue	38.9%	34.1%		38.5%	33.5%

Our Adjusted EBITDA margin performance for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, increased primarily because of the Merger, the acquisitions in the first quarter of 2016, and our cost management efforts in a lower revenue growth environment. We expect to continue to drive margin improvement versus the prior year primarily as a result of the Merger, continued cost management, and rationalization efforts associated with Merger integration activity.

Financial Condition

(In millions, except percentages)	As of May 31, 2017	As of November 30, 2016	Dollar change	Percent change
Accounts receivable, net	$669.7	$635.6	$34.1	5%
Accrued compensation	$84.5	$174.0	$(89.5)	(51)%
Deferred revenue	$869.4	$770.2	$99.2	13%

The increase in accounts receivable was primarily due to revenue growth in 2017. The decrease in accrued compensation was primarily due to the 2016 bonus payout made in the first quarter of 2017, partially offset by the current year accrual. The increase in deferred revenue was primarily due to the timing of billings in 2017.

Liquidity and Capital Resources

As of May 31, 2017, we had cash and cash equivalents of $163 million, of which approximately $140 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under a revolving credit facility. We had approximately $3.98 billion of debt as of May 31, 2017, consisting primarily of $962 million of revolving facility debt, $1.66 billion of term loan debt, $1.25 billion of senior notes, and $150 million of institutional senior notes. As of May 31, 2017, we had approximately $0.89 billion available under our revolving credit facility.

Our interest expense for the three and six months ended May 31, 2017, compared to the three and six months ended May 31, 2016, increased primarily because of a higher average debt balance.

Our Board of Directors has authorized a share repurchase program of up to $2.25 billion of IHS Markit common shares through May 31, 2018, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of May 31, 2017, we had repurchased approximately $1.26 billion of common shares under the program. We expect to continue repurchasing shares throughout 2017.

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

Cash Flows

	Six months ended May 31,
(In millions, except percentages)	2017	2016	Dollar change	Percent change
Net cash provided by operating activities	$451.3	$328.5	$122.8	37%
Net cash used in investing activities	$(121.8)	$(975.7)	$853.9	(88)%
Net cash (used in) provided by financing activities	$(293.2)	$708.7	$(1,001.9)	(141)%

The increase in net cash provided by operating activities was primarily due to the Merger and increased operating performance.

The decrease in net cash used in investing activities was principally due to the acquisitions of CARPROOF and OPIS in 2016, partially offset by higher capital expenditures in 2017.

The net cash used in financing activities in 2017 was primarily utilized to fund our share repurchase program, partially offset by cash received from stock option exercises. Cash from financing activities in the first quarter of 2016 was primarily used to fund the acquisitions of CARPROOF and OPIS.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In millions, except percentages)	2017	2016	Dollar change	Percent change
Net cash provided by operating activities	$451.3	$328.5
Capital expenditures on property and equipment	(130.5)	(52.7)
Free cash flow	$320.8	$275.8	$45.0	16%

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

Borrowings under the 2016 revolving facility and 2016 and 2017 term loans are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of May 31, 2017, we had approximately $2.623 billion of floating-rate debt at a 2.56 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $22 million ($26 million without giving effect to any of our interest rate swaps).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
March 1 - March 31, 2017:
Share repurchase programs (1)	2,036,424	$40.71	2,036,424	$1,389.3
Employee transactions (2)	26,772	$40.63	N/A	N/A
Accelerated share repurchase program (1)(3)	4,020,101	41.16	4,020,101	1,189.3
April 1 - April 30, 2017:
Share repurchase programs (1)	4,286,275	$42.69	4,286,275	$1,006.3
Employee transactions (2)	15,924	$42.03	N/A	N/A
Accelerated share repurchase program (3)	838,690	$41.16	838,690	N/A
May 1 - May 31, 2017:
Share repurchase programs (1)	346,237	$42.90	346,237	$991.5
Employee transactions (2)	33,524	$43.69	N/A	N/A
Total share repurchases	11,603,947	$41.71	11,527,727

For the second quarter of 2017, we repurchased approximately $484 million of common shares, including approximately $481 million in open market share repurchases (described in notes (1) and (3) below), and approximately $3 million in employee transactions (described in note (2) below).

(1) In August 2016, our Board of Directors authorized a share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. In January 2017, our Board of Directors increased the size of the program to up to $2.25 billion of IHS Markit common shares and extended the program’s termination date to May 31, 2018. This current repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.

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

(3) On March 1, 2017, we funded a $200 million accelerated share repurchase (ASR) agreement with a scheduled termination date in the second quarter of 2017. Upon funding of the ASR, we received an initial delivery of 4.020 million shares. At the completion of the ASR on April 24, 2017, we received an additional 0.839 million shares. The average price paid per share presented above reflects the average price for the 4.859 million total shares repurchased through the ASR.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the second quarter of 2017 and would have represented approximately 0.01 percent of our second quarter 2017 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
4.1
Indenture, dated as of February 9, 2017, among the Company, the Guarantors (as defined therein) and Wells Fargo, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on February 9, 2017)

4.2	Form of the Company’s 4.75% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on February 9, 2017)
10.1+*	IHS Markit Ltd. Non-Employee Director Compensation Policy
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2017.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer