Form 10-Q
period 2017-08-31
IHS Markit Ltd.
filed 2017-09-26
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2017, there were 398,893,305 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	August 31, 2017	November 30, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$153.8	$138.9
Accounts receivable, net	655.5	635.6
Income tax receivable	14.9	26.0
Deferred subscription costs	59.9	55.6
Other current assets	88.0	77.4
Total current assets	972.1	933.5
Non-current assets:
Property and equipment, net	506.9	416.2
Intangible assets, net	4,110.3	4,351.8
Goodwill	8,357.5	8,209.8
Deferred income taxes	14.8	14.8
Other	55.3	10.5
Total non-current assets	13,044.8	13,003.1
Total assets	$14,016.9	$13,936.6
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$561.1	$104.6
Accounts payable	49.9	58.9
Accrued compensation	119.1	174.0
Accrued royalties	31.0	35.7
Other accrued expenses	252.8	257.1
Income tax payable	12.7	11.9
Deferred revenue	814.1	770.2
Total current liabilities	1,840.7	1,412.4
Long-term debt	3,424.7	3,279.3
Accrued pension and postretirement liability	35.0	33.0
Deferred income taxes	829.3	995.1
Other liabilities	115.5	74.7
Commitments and contingencies
Redeemable noncontrolling interests	69.6	57.7
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 468.4 and 454.1 issued, and 398.9 and 415.0 outstanding at August 31, 2017 and November 30, 2016, respectively	4.7	4.5
Additional paid-in capital	7,583.0	7,210.9
Treasury shares, at cost: 69.5 and 39.1 at August 31, 2017 and November 30, 2016, respectively	(1,789.2)	(499.1)
Retained earnings	2,116.8	1,806.9
Accumulated other comprehensive loss	(213.2)	(438.8)
Total shareholders' equity	7,702.1	8,084.4
Total liabilities and shareholders' equity	$14,016.9	$13,936.6
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Revenue	$904.7	$724.6	$2,655.0	$1,861.0
Operating expenses:
Cost of revenue	341.6	269.1	1,006.3	692.2
Selling, general and administrative	268.8	267.6	811.0	661.1
Depreciation and amortization	120.8	91.7	364.4	216.5
Restructuring charges	(0.1)	10.6	(0.8)	23.9
Acquisition-related costs	14.9	104.5	76.9	119.9
Net periodic pension and postretirement expense	3.1	0.6	3.9	1.2
Other expense (income), net	3.1	(2.8)	8.3	(2.0)
Total operating expenses	752.2	741.3	2,270.0	1,712.8
Operating income (loss)	152.5	(16.7)	385.0	148.2
Interest income	0.5	0.3	1.6	0.9
Interest expense	(41.5)	(36.5)	(111.0)	(92.0)
Non-operating expense, net	(41.0)	(36.2)	(109.4)	(91.1)
Income (loss) from continuing operations before income taxes and equity in loss of equity method investee	111.5	(52.9)	275.6	57.1
Benefit (provision) for income taxes	36.7	23.1	41.3	(0.7)
Equity in loss of equity method investee	(1.1)	(1.2)	(5.0)	(1.2)
Income (loss) from continuing operations	147.1	(31.0)	311.9	55.2
Income (loss) from discontinued operations, net	—	(1.0)	—	8.0
Net income (loss)	147.1	(32.0)	311.9	63.2
Net (income) loss attributable to noncontrolling interest	(1.2)	0.3	(0.7)	0.3
Net income (loss) attributable to IHS Markit Ltd.	$145.9	$(31.7)	$311.2	$63.5

Basic earnings per share:
Income (loss) from continuing operations attributable to IHS Markit Ltd.	$0.37	$(0.09)	$0.78	$0.20
Income (loss) from discontinued operations, net	—	—	—	0.03
Net income (loss) attributable to IHS Markit Ltd.	$0.37	$(0.09)	$0.78	$0.23
Weighted average shares used in computing basic earnings per share	397.6	340.1	401.2	273.5

Diluted earnings per share:
Income (loss) from continuing operations attributable to IHS Markit Ltd.	$0.35	$(0.09)	$0.75	$0.20
Income (loss) from discontinued operations, net	—	—	—	0.03
Net income (loss) attributable to IHS Markit Ltd.	$0.35	$(0.09)	$0.75	$0.23
Weighted average shares used in computing diluted earnings per share	414.2	340.1	417.3	277.5

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Net income (loss)	$147.1	$(32.0)	$311.9	$63.2
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	0.5	(5.2)	1.9	(6.9)
Foreign currency translation adjustment	96.1	(31.0)	223.7	(20.7)
Total other comprehensive income (loss)	96.6	(36.2)	225.6	(27.6)
Comprehensive income (loss)	$243.7	$(68.2)	$537.5	$35.6
Comprehensive (income) loss attributable to noncontrolling interest	(1.2)	0.3	(0.7)	0.3
Comprehensive income (loss) attributable to IHS Markit Ltd.	$242.5	$(67.9)	$536.8	$35.9
(1) Net of tax expense of $0.1 million; $5.3 million; $0.5 million and $4.2 million for the three and nine months ended August 31, 2017 and August 31, 2016, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine months ended August 31,
	2017	2016
Operating activities:
Net income attributable to IHS Markit Ltd.	$311.2	$63.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	364.4	216.5
Stock-based compensation expense	203.2	144.9
Gain on sale of business	—	(41.5)
Excess tax benefit from stock-based compensation	—	(1.8)
Net periodic pension and postretirement expense	3.9	1.2
Undistributed earnings of affiliates, net	(4.1)	1.2
Pension and postretirement contributions	(2.0)	(2.2)
Deferred income taxes	(98.5)	6.1
Change in assets and liabilities:
Accounts receivable, net	11.7	65.8
Other current assets	(42.4)	39.9
Accounts payable	(17.5)	(40.6)
Accrued expenses	(68.6)	7.1
Income tax	16.9	(5.8)
Deferred revenue	34.6	10.7
Other liabilities	5.8	10.1
Net cash provided by operating activities	718.6	475.1
Investing activities:
Capital expenditures on property and equipment	(191.8)	(99.3)
Acquisitions of businesses, net of cash acquired	—	(1,014.4)
Proceeds from sale of business	—	190.2
Change in other assets	(2.9)	0.3
Settlements of forward contracts	6.6	5.6
Net cash used in investing activities	(188.1)	(917.6)
Financing activities:
Proceeds from borrowings	2,464.5	3,423.0
Repayment of borrowings	(1,856.1)	(2,876.8)
Payment of debt issuance costs	(14.4)	(22.8)
Proceeds from noncontrolling interests	7.5	—
Excess tax benefit from stock-based compensation	—	1.8
Proceeds from the exercise of employee stock options	297.2	69.1
Repurchases of common shares	(1,400.0)	(264.6)
Net cash (used in) provided by financing activities	(501.3)	329.7
Foreign exchange impact on cash balance	(14.3)	20.4
Net increase (decrease) in cash and cash equivalents	14.9	(92.4)
Cash and cash equivalents at the beginning of the period	138.9	293.1
Cash and cash equivalents at the end of the period	$153.8	$200.7

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings		Total
Balance at November 30, 2016 (Audited)	415.0	$4.5	$7,210.9	$(499.1)	$1,806.9	$(438.8)	$8,084.4
Repurchases of common shares	(31.1)	—	—	(1,317.8)	—	—	(1,317.8)
Share-based award activity	2.1	0.1	70.5	27.7	—	—	98.3
Option exercises	12.9	0.1	301.6	—	—	—	301.7
Net income attributable to IHS Markit Ltd.	—	—	—	—	311.2	—	311.2
Noncontrolling interest activity	—	—	—	—	(1.3)	—	(1.3)
Other comprehensive income	—	—	—	—	—	225.6	225.6
Balance at August 31, 2017	398.9	$4.7	$7,583.0	$(1,789.2)	$2,116.8	$(213.2)	$7,702.1

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

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, was held in the first quarter of 2016 and was held early in the second quarter of 2017. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2017.

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

In August 2014, the FASB issued ASU 2014-15, which requires that management evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for us in the fourth quarter of our fiscal year 2017. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, which changes several aspects of the accounting for stock-based compensation, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We early adopted this standard in the first quarter of our fiscal year 2017. As a result of the adoption, we now recognize excess tax benefits or deficiencies associated with stock-based compensation award activity in income tax expense in the consolidated statements of operations. For the three and nine months ended August 31, 2017, the excess tax benefit associated with stock-based compensation award activity reduced income tax expense by approximately $19.4 million and $42.6 million, respectively. In addition, we now report excess tax benefits associated with award activity as cash flows from operating activities along with all other income tax cash flows, and we have elected to apply this classification change on a prospective basis. The standard also permitted us to make a policy election about how we account for forfeitures, and we have elected to continue to estimate forfeitures.

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

In August 2017, the FASB issued ASU 2017-12, which provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The standard will be effective for us in fiscal year 2020, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

2.	Business Combinations

As described in Note 1 above, we completed the Merger on July 12, 2016. The purchase price allocation for this business combination has now been finalized. The following table summarizes the purchase price allocation, net of acquired cash, for the Merger (in millions):

Assets:
Current assets	$301.9
Property and equipment	60.2
Intangible assets	3,209.1
Goodwill	4,301.1
Other long-term assets	10.5
Total assets	7,882.8

Liabilities:
Current liabilities	251.4
Deferred revenue	230.8
Deferred taxes	627.4
Long-term debt	546.5
Other long-term liabilities	19.3
Noncontrolling interest	57.1
Total liabilities and noncontrolling interest	1,732.5

Purchase price, net of cash acquired	$6,150.3

The finalization of purchase accounting resulted in reductions to intangibles of approximately $80 million, deferred taxes of $66 million, and other current working capital of $6 million, with the offsetting $20 million change increasing goodwill.

In September 2017, we acquired approximately 78 percent of automotiveMastermind Inc. (aMM), a leading provider of predictive analytics and marketing automation software for the automotive industry, for a purchase price of approximately $392 million, with potential to increase up to approximately $435 million based on underlying business performance through January 2018. The remaining 22 percent of the business is owned by aMM’s founders and employees. We will acquire this interest over the next five years based on valuation tied to underlying Adjusted EBITDA performance.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2017 and November 30, 2016 (in millions):

	As of August 31, 2017			As of November 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$762.6	$(330.7)	$431.9	$768.0	$(283.9)	$484.1
Customer relationships	2,885.1	(318.9)	2,566.2	2,910.6	(217.4)	2,693.2
Developed technology	770.9	(58.6)	712.3	755.4	(20.1)	735.3
Developed computer software	86.2	(52.3)	33.9	84.9	(44.9)	40.0
Trademarks	463.0	(100.2)	362.8	400.9	(59.8)	341.1
Other	12.3	(9.1)	3.2	12.4	(7.5)	4.9
Total	$4,980.1	$(869.8)	$4,110.3	$4,932.2	$(633.6)	$4,298.6
Intangible assets not subject to amortization:
Trademarks	—	—	—	53.2	—	53.2
Total intangible assets	$4,980.1	$(869.8)	$4,110.3	$4,985.4	$(633.6)	$4,351.8

Intangible assets amortization expense was $82.6 million and $251.0 million for the three and nine months ended August 31, 2017, respectively, compared to $61.5 million and $138.3 million for the three and nine months ended August 31, 2016. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2017 (in millions):

Year	Amount
Remainder of 2017	$82.6
2018	$322.3
2019	$308.2
2020	$298.5
2021	$292.2
Thereafter	$2,806.5
During the first quarter of 2017, we determined that all of our previously non-amortizing trademarks should be reclassified to amortizing trademarks. We performed a discounted cash flow impairment test at the time of the classification change, and no impairment was indicated as a result of the test.
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2016 to August 31, 2017 was primarily due to current year amortization, as well as the finalization of the Merger purchase price allocation.

4.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of August 31, 2017 and November 30, 2016 (in millions):

	August 31, 2017	November 30, 2016
2016 revolving facility	$665.0	$1,282.0
2016 term loan:
Tranche A-1	623.2	647.8
Tranche A-2	522.5	543.1
2017 term loan	500.0	—
5.00% senior notes due 2022	750.0	750.0
4.75% senior notes due 2025	816.3	—
Institutional senior notes:
Series A	95.8	95.9
Series B	53.7	53.8
Share repurchase liability	—	43.4
Debt issuance costs	(45.5)	(38.3)
Capital leases	4.8	6.2
Total debt	$3,985.8	$3,383.9
Current portion	(561.1)	(104.6)
Total long-term debt	$3,424.7	$3,279.3

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (2016 revolving facility). Borrowings under the 2016 revolving facility mature in July 2021. The interest rates for borrowings under the 2016 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the revolving facility agreement. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.6 million of outstanding letters of credit under the 2016 revolving facility as of August 31, 2017, which reduces the available borrowing under the facility by an equivalent amount.

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

The 5% Notes bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 5% Notes as of August 31, 2017 was approximately $808.4 million.

4.75% notes due 2025 (4.75% Notes). In February 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. In July 2017, we issued an additional $300 million aggregate principal amount of the 4.75% Notes at a $16.5 million premium, resulting in an effective interest rate of 3.88 percent. The 4.75% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4.75% Notes bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes is due semiannually on February 15 and August 15 of each year, commencing August 15, 2017. We may redeem the 4.75% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes as of August 31, 2017 was approximately $854.8 million.

Institutional senior notes. In November 2015, Markit issued two series of senior unsecured notes having an aggregate principal amount of $500 million to certain institutional investors. In November 2016, we completed an offer to repurchase approximately $350 million of these notes. The Series A notes bear interest at a fixed rate of 3.73 percent and mature on November 4, 2022. The Series B notes bear interest at a fixed rate of 4.05 percent and mature on November 4, 2025. Interest is paid semiannually from the anniversary of issuance. The institutional senior notes have certain financial and other covenants, including a maximum Consolidated Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the Note Purchase and Guarantee Agreement. We believe that the fair value of the outstanding institutional senior notes as of August 31, 2017 was approximately $151.5 million.

Share repurchase liability. In August 2012, Markit executed a share repurchase where the consideration was payable in quarterly installments. As of May 31, 2017, the liability has been fully repaid.

As of August 31, 2017, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments and expected cash availability over the next 12 months. As of August 31, 2017, we had approximately $665.0 million of outstanding borrowings under the 2016 revolving facility at a current annual interest rate of 2.73 percent and approximately $1.646 billion of outstanding borrowings under the 2016 and 2017 term loans at a current weighted average annual interest rate of 3.13 percent, including the effect of the interest rate swaps described in Note 5.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and Singapore Dollar-denominated and Indian Rupee-denominated expenses. The hedges of the Singapore Dollar and Indian Rupee-denominated expenses expired in the second quarter of 2017. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We designated and account for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of August 31, 2017 and November 30, 2016 was approximately $2.6 million and $40.8 million, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of August 31, 2017 and November 30, 2016 (in millions):

	August 31, 2017		November 30, 2016
Notional amount of currency pair:
Contracts to buy USD with CAD		$31.0		$37.2
Contracts to buy CAD with USD	C$	—	C$	6.7
Contracts to buy USD with EUR		$8.2		$8.8
Contracts to buy EUR with USD		€17.0		€13.0
Contracts to buy CHF with USD	CHF		CHF	9.0
Contracts to buy EUR with GBP		€15.0		€8.0
Contracts to buy GBP with USD		£301.2		£195.7
Contracts to buy NOK with GBP	NOK	50.0	NOK	57.0
Contracts to buy JPY with USD		¥300.0		¥—
Contracts to buy AUD with USD	A$	5.0	A$	—

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of August 31, 2017 and November 30, 2016 (in millions):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	August 31, 2017	November 30, 2016
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$—	$1.4	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	2.5	3.8	Other current assets
Total	$2.5	$5.2

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$14.7	$18.0	Other liabilities
Foreign currency forwards	0.1	0.1	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	2.0	0.6	Other accrued expenses
Total	$16.8	$18.7

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three and nine months ended August 31, 2017 and the three and nine months ended August 31, 2016, respectively, was as follows (in millions):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended August 31,		Nine months ended August 31,		Location on consolidated statements of operations
	2017	2016	2017	2016
Foreign currency forwards	$3.1	$(11.4)	$(3.0)	$(7.6)	Other expense (income), net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of August 31, 2017 and August 31, 2016, respectively, as well as the activity on our cash flow hedging instruments for the three and nine months ended August 31, 2017 and the three and nine months ended August 31, 2016, respectively (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Beginning balance	$(9.1)	$(16.3)	$(10.5)	$(14.6)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(0.9)	(6.5)	(2.0)	(10.9)
Foreign currency forwards	(0.3)	(0.2)	(0.5)	(0.2)
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	1.4	1.5	4.6	4.4
Foreign currency forwards (1)	0.3	—	(0.2)	(0.2)
Ending balance	$(8.6)	$(21.5)	$(8.6)	$(21.5)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $5.6 million of the $14.7 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the three and nine months ended August 31, 2017, we made minor revisions to our prior estimates. The following table provides a reconciliation of the restructuring liability, recorded in other accrued expenses, as of August 31, 2017 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2016	$1.0	$6.0	$0.1	$7.1
Add: Restructuring costs incurred	—	—	—	—
Revision to prior estimates	(0.4)	(0.4)	—	(0.8)
Less: Amount paid	(0.6)	(3.3)	(0.1)	(4.0)
Balance at August 31, 2017	$—	$2.3	$—	$2.3

As of August 31, 2017, approximately $1.4 million of the remaining restructuring liability was in the Resources segment and approximately $0.9 million was in the Transportation segment. Approximately $1.2 million of the balance is expected to be paid within the next 12 months; the remaining amount relates to lease abandonments that will be paid over the remaining lease periods through 2021.

7.	Acquisition-related Costs

During the nine months ended August 31, 2017, we eliminated 285 positions and incurred additional direct and incremental costs associated with acquisition-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees. We recorded approximately $76.9 million of acquisition-related costs for these activities. Most of the costs were recorded in the Financial Services segment and the shared services function.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses, as of August 31, 2017 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2016	$24.7	$8.6	$16.7	$50.0
Add: Costs incurred	43.8	16.5	18.3	78.6
Revision to prior estimates	(1.8)	0.2	(0.1)	(1.7)
Less: Amount paid	(51.3)	(15.1)	(22.7)	(89.1)
Balance at August 31, 2017	$15.4	$10.2	$12.2	$37.8

As of August 31, 2017, the $37.8 million remaining liability was primarily in the Financial Services segment and in shared services. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2017 and August 31, 2016 was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Cost of revenue	$19.9	$14.8	$57.6	$17.5
Selling, general and administrative	43.5	65.6	145.6	125.1
Total stock-based compensation expense	$63.4	$80.4	$203.2	$142.6
No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2017 and August 31, 2016.
As of August 31, 2017, there was $243.8 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.6 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the nine months ended August 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2016	11.7	$31.67
Granted	4.6	$39.84
Vested	(5.5)	$32.19
Forfeited	(0.3)	$34.39
Balance at August 31, 2017	10.5	$34.87
The total fair value of RSUs and RSAs that vested during the nine months ended August 31, 2017 was $214.6 million.
Stock Options. The following table summarizes stock option award activity during the nine months ended August 31, 2017, as well as stock options that are vested and expected to vest and stock options exercisable as of August 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2016	39.7
Exercised	(12.9)	$23.38
Forfeited	(0.2)	$26.26
Balance at August 31, 2017	26.6	$25.61	2.7	564.1
Vested and expected to vest at August 31, 2017	26.1	$25.59	2.7	554.1
Exercisable at August 31, 2017	12.7	$24.28	2.2	286.8

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on August 31, 2017 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on August 31, 2017. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the nine months ended August 31, 2017 was approximately $248.7 million.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and nine months ended August 31, 2017 was negative 32.9 percent and negative 15.0 percent, respectively, compared to negative 43.7 percent and 1.2 percent for the three and nine months ended August 31, 2016, respectively. The low 2017 tax rates are primarily due to tax benefits associated with our capital structure, the benefit from Merger-related expenses, the release of a $29.3 million valuation allowance on tax attributes in the third quarter of 2017, and the adoption of ASU No. 2016-09 (see Note 1). The low 2016 tax rates were due to the net loss generated in the third quarter of 2016 due to the Merger and associated tax benefits related to merger costs, acquired intangible assets, and the new capital structure.

10.	Commitments and Contingencies

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

11.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and nine months ended August 31, 2017 and August 31, 2016 were calculated as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Weighted-average shares outstanding:
Shares used in basic EPS calculation	397.6	340.1	401.2	273.5
Effect of dilutive securities:
RSUs/RSAs	4.9	—	4.9	2.2
Stock options	11.7	—	11.2	1.8
Shares used in diluted EPS calculation	414.2	340.1	417.3	277.5

For the three months ended August 31, 2016, the effect of dilutive securities would have been approximately 8.9 million shares, but was zero due to the net loss incurred for the quarter, which would have made the shares antidilutive.

Share Repurchase Programs

In August 2016, our Board of Directors authorized a share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. In January 2017, our Board of Directors increased the size of the program to up to $2.25 billion of IHS Markit common shares and extended the program’s termination date to May 31, 2018. This current repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of August 31, 2017, we had $679.4 million remaining available to repurchase under the program.

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

In December 2016, we entered into and funded a $250 million ASR agreement with a scheduled termination date in the first quarter of 2017. Upon funding of the ASR, we received an initial delivery of 5.565 million shares. At the completion of the ASR on February 13, 2017, we received an additional 1.240 million shares.

In March 2017, we entered into and funded a $200 million ASR agreement with a scheduled termination date in the second quarter of 2017. Upon funding of the ASR, we received an initial delivery of 4.020 million shares. At the completion of the ASR on April 24, 2017, we received an additional 0.839 million shares.

In July 2017, we entered into and funded a $300 million ASR agreement with a scheduled termination date in the fourth quarter of 2017. Upon funding of the ASR, we received an initial delivery of 5.303 million shares. The total number of shares ultimately to be repurchased under this ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount.

During the nine months ended August 31, 2017, we have also repurchased approximately $568 million, or 14.161 million shares, on the open market and in privately negotiated transactions.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the nine months ended August 31, 2017 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2016	$(413.9)	$(14.4)	$(10.5)	$(438.8)
Other comprehensive income (loss) before reclassifications	223.7	—	(2.5)	221.2
Reclassifications from AOCI to income	—	—	4.4	4.4
Balance at August 31, 2017	$(190.2)	$(14.4)	$(8.6)	$(213.2)

13.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and also by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and nine months ended August 31, 2017 and August 31, 2016. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Revenue
Resources	$202.2	$210.4	$622.9	$647.4
Transportation	257.1	227.1	724.3	657.7
CMS	138.8	130.2	395.9	399.0
Financial Services	306.6	156.9	911.9	156.9
Total revenue	$904.7	$724.6	$2,655.0	$1,861.0

Adjusted EBITDA
Resources	$88.5	$94.4	$268.2	$275.4
Transportation	110.0	88.6	298.0	252.6
CMS	32.0	33.3	92.3	91.6
Financial Services	138.0	65.0	406.0	65.0
Shared services	(17.7)	(12.3)	(40.6)	(35.0)
Total Adjusted EBITDA	$350.8	$269.0	$1,023.9	$649.6

Reconciliation to the consolidated statements of operations:
Interest income	0.5	0.3	1.6	0.9
Interest expense	(41.5)	(36.5)	(111.0)	(92.0)
Benefit (provision) for income taxes	36.7	23.1	41.3	(0.7)
Depreciation	(38.2)	(30.2)	(113.4)	(78.2)
Amortization related to acquired intangible assets	(82.6)	(61.5)	(251.0)	(138.3)
Stock-based compensation expense	(63.4)	(80.4)	(203.2)	(142.6)
Restructuring charges	0.1	(10.6)	0.8	(23.9)
Acquisition-related costs	(14.9)	(104.5)	(76.9)	(119.9)
Pension mark-to-market and settlement expense	(2.7)	—	(2.7)	—
Share of joint venture results not attributable to Adjusted EBITDA	0.4	0.3	1.2	0.3
Adjusted EBITDA attributable to noncontrolling interest	0.7	0.3	0.6	0.3
Income from discontinued operations, net	—	(1.0)	—	8.0
Net income attributable to IHS Markit Ltd.	$145.9	$(31.7)	$311.2	$63.5
Revenue by transaction type was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Recurring fixed revenue	$637.9	$548.0	$1,885.6	$1,453.2
Recurring variable revenue	109.6	56.8	332.0	56.8
Non-recurring revenue	157.2	119.8	437.4	351.0
Total revenue	$904.7	$724.6	$2,655.0	$1,861.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The comparability of our operating results for the three and nine months ended August 31, 2017 to the same periods in fiscal year 2016 is significantly affected by the July 12, 2016 merger between IHS Inc. and Markit Ltd (Merger). As a result of the Merger, we created a new Financial Services segment, which consists entirely of Markit’s business. Comparative analysis for the Financial Services segment for the three and nine months ended August 31, 2017 includes pre-Merger results for the three and nine months ended August 31, 2016 for Markit Ltd., the predecessor company to IHS Markit Ltd.

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

Our recurring fixed revenue and recurring variable revenue represented more than 80 percent of our total revenue for the three and nine months ended August 31, 2017. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For 2017, we are continuing to focus our efforts primarily on the following actions:

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

Simplify capital allocation. We expect to balance capital allocation primarily by returning capital to shareholders through consistent share repurchases and pursuing mergers and acquisitions focused primarily on fewer deals in our core end markets that will allow us to continue to build out our strategic position.

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

•
Recurring variable revenue represents revenue from contracts that specify a fee for services which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value. Many of these contracts do not have a maturity date, while the remainder have an initial term ranging from one to five years. Recurring variable revenue was derived entirely from the Financial Services segment for all periods presented.

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

Results of Operations

Total Revenue

Third quarter 2017 revenue increased 25 percent compared to the third quarter of 2016, and year-to-date 2017 revenue increased 43 percent compared to the year-to-date 2016 period. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2017 to the three and nine months ended August 31, 2016. Markit’s revenue of approximately $307 million and $912 million for the three and nine months ended August 31, 2017, respectively, less the $13 million and $39 million increases from the respective comparable 2016 periods and the third quarter 2016 reported revenue of $157 million, has been included in the calculation of acquisitive growth in the table immediately below, and then the components of Markit’s revenue growth versus the prior year have been included in their related factors in the tables further below. We have noted Financial Services growth percentages as not meaningful (N/M) where applicable, as absolute growth percentages are not meaningful comparisons due to the timing of the Merger in 2016 (only half a quarter of results for 2016 versus a full quarter of results for 2017).

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Third quarter 2017 vs. third quarter 2016	5%	20%	—%
Year-to-date 2017 vs. year-to-date 2016	4%	40%	(1)%

Reported organic revenue growth for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, was 5 percent and 4 percent, respectively. After normalizing for the current year Boiler Pressure Vessel Code (BPVC) release, organic revenue growth was 4 percent and 3 percent, respectively, for the three and nine months ended August 31, 2017. The organic revenue increase for the three and nine months ended August 31, 2017 was primarily attributable to strong growth in our Transportation segment (particularly automotive offerings), solid growth in our Financial Services segment, and stabilization in our Resources annual contract value (ACV).

Acquisitive revenue growth for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, was primarily due to the Merger, but was also impacted by the CARPROOF and OPIS acquisitions from the first quarter of 2016.

Foreign currency effects on revenue were relatively minor for the three months ended August 31, 2017 and were negative 1 percent for the nine months ended August 31, 2017, compared to the same respective periods in 2016.

Revenue by Segment

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2017	2016		2017	2016
Revenue:
Resources	$202.2	$210.4	(4)%	$622.9	$647.4	(4)%
Transportation	257.1	227.1	13%	724.3	657.7	10%
CMS	138.8	130.2	7%	395.9	399.0	(1)%
Financial Services	306.6	156.9	N/M	911.9	156.9	N/M
Total revenue	$904.7	$724.6	25%	$2,655.0	$1,861.0	43%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase (decrease) in revenue
	Third quarter 2017 vs. third quarter 2016			Year-to-date 2017 vs. year-to-date 2016
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources	(4)%	—%	—%	(5)%	2%	(1)%
Transportation	13%	—%	—%	10%	1%	(1)%
CMS	7%	—%	(1)%	1%	—%	(2)%
Financial Services	5%	—%	—%	7%	—%	(2)%

Resources revenue for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, was negatively affected by the decline in ACV from 2016. ACV represents the annualized value of recurring revenue contracts. On a constant currency basis, Resources ACV was flat sequentially from the second quarter of 2017, and on a year-to-date basis, decreased approximately $10 million. Our chemicals and OPIS product offerings continue to perform well. In the fourth quarter of 2017, we believe we will see modest improvement in Resources ACV and revenue due to a more stable environment.

Transportation revenue for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, continued to experience solid organic recurring and non-recurring growth, led primarily by our automotive product offerings. Non-recurring automotive growth for the third quarter of 2017 included very strong performance from our recall-related offerings. We continue to see strong organic growth in our automotive product category due to continued penetration and new products within our used car product offerings, and we expect to benefit from continued innovation around our new car product offerings as a result of the increasing use of digital marketing, new automotive technologies, global regulatory pressure to curb fuel consumption and emissions, and strong recall activity.

CMS revenue for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, increased primarily due to the current year BPVC release; after normalizing for BPVC, organic revenue growth for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, was 1 percent and zero percent, respectively.

Financial Services revenue for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, experienced strength across both the recurring and non-recurring revenue base, with some moderation in our Processing product offerings organic revenue growth in the third quarter of 2017. Within our Information product offerings, revenue growth was led by our index and fixed income pricing and valuation product offerings. Solutions product offerings growth was driven by healthy growth in our managed services loan and regulatory compliance product offerings. Our Processing product offerings declined slightly during the three months ended August 31, 2017, compared to the three months ended August 31, 2016; however, for the nine months ended August 31, 2017, compared to the nine months ended August 31, 2016, our Processing product offerings growth has still been very strong.

Revenue by Transaction Type

	Three months ended August 31,		Percent change		Nine months ended August 31,		Percent change
(in millions, except percentages)	2017	2016	Total	Organic	2017	2016	Total	Organic
Revenue:
Recurring fixed	$637.9	$548.0	16%	2%	$1,885.6	$1,453.2	30%	2%
Recurring variable	109.6	56.8	N/M	4%	332.0	56.8	N/M	10%
Non-recurring	157.2	119.8	31%	21%	437.4	351.0	25%	9%
Total revenue	$904.7	$724.6	25%	5%	$2,655.0	$1,861.0	43%	4%

As a percent of total revenue:
Recurring fixed	71%	76%			71%	78%
Recurring variable	12%	8%			13%	3%
Non-recurring	17%	17%			16%	19%

Recurring fixed revenue organic growth was up slightly for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, with Transportation recurring offerings providing the largest contribution to the growth, Resources recurring offerings declining as a result of the trailing 12-month reduction in the ACV base, minimal CMS growth, and stable Financial Services growth. Recurring variable revenue was composed entirely of Financial Services revenue, with strong organic growth coming from our Information and Solutions product offering categories within that segment throughout 2017 and from Processing product offerings in the first and second quarters of 2017.

Non-recurring organic revenue increases for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, were primary due to the continued strength in Transportation, which benefited from recall-related offerings that were delivered in the third quarter of 2017 instead of the fourth quarter of 2017, a strong contribution from Financial Services, and a $9 million benefit from the current year BPVC release. Normalizing for the BPVC release, non-recurring organic revenue growth was 14 percent and 8 percent, respectively, for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2017	2016		2017	2016
Operating expenses:
Cost of revenue	$341.6	$269.1	27%	$1,006.3	$692.2	45%
SG&A expense	268.8	267.6	—%	811.0	661.1	23%
Total cost of revenue and SG&A expense	$610.4	$536.7	14%	$1,817.3	$1,353.3	34%

Depreciation and amortization expense	$120.8	$91.7	32%	$364.4	$216.5	68%

As a percent of revenue:
Total cost of revenue and SG&A expense	67%	74%		68%	73%
Depreciation and amortization expense	13%	13%		14%	12%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. The significant increases in absolute total cost of revenue and SG&A expense was due to the Merger. As a percentage of revenue, total cost of revenue and SG&A expense declined primarily because of the higher margin Financial Services segment, as well as ongoing cost management and rationalization efforts associated with acquisition integration.

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $17 million for the three months ended August 31, 2017 and increased by $61 million in the nine months ended August 31, 2017, respectively, compared to the respective three and nine months ended August 31, 2016, primarily as a result of the Merger and the acceleration of certain share awards in 2016 associated with severance activities.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, depreciation and amortization expense increased on both an absolute and percentage of revenue basis primarily because of intangible assets associated with the Merger.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the nine months ended August 31, 2017, we recorded approximately $77 million of direct and incremental costs associated with acquisition-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees.

Segment Adjusted EBITDA

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2017	2016		2017	2016
Adjusted EBITDA:
Resources	$88.5	$94.4	(6)%	$268.2	$275.4	(3)%
Transportation	110.0	88.6	24%	298.0	252.6	18%
CMS	32.0	33.3	(4)%	92.3	91.6	1%
Financial Services	138.0	65.0	N/M	406.0	65.0	N/M
Shared services	(17.7)	(12.3)		(40.6)	(35.0)
Total Adjusted EBITDA	$350.8	$269.0	30%	$1,023.9	$649.6	58%

As a percent of segment revenue:
Resources	44%	45%		43%	43%
Transportation	43%	39%		41%	38%
CMS	23%	26%		23%	23%
Financial Services	45%	41%		45%	41%

For the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, Adjusted EBITDA increased primarily due to the Merger, as well as continued cost management efforts. Resources segment Adjusted EBITDA was down slightly, primarily due to continued headwinds in the energy markets. Transportation segment Adjusted EBITDA continued to increase because of high revenue growth that flowed through to segment Adjusted EBITDA. The Financial Services segment Adjusted EBITDA growth was largely due to only having half a quarter of results in 2016 versus having a full quarter of results in 2017.

As a percentage of revenue, consolidated Adjusted EBITDA margin has increased from realization of Merger cost synergies and margin flow through from revenue growth. On a segment basis, Resources was relatively unchanged, while Transportation’s Adjusted EBITDA margin increased primarily because of the margin flow through from high revenue growth. CMS Adjusted EBITDA margin was lower for the third quarter of 2017 because BPVC sales carry lower margins, and Financial Services Adjusted EBITDA margin increases were largely due to the flow through of revenue growth.

Provision for Income Taxes
Our effective tax rate for the three and nine months ended August 31, 2017 was negative 32.9 percent and negative 15.0 percent, respectively, compared to negative 43.7 percent and 1.2 percent for the three and nine months ended August 31, 2016, respectively. The low 2017 tax rates are primarily due to tax benefits associated with our capital structure, the benefit from Merger-related expenses, the release of a $29.3 million valuation allowance on tax attributes in the third quarter of 2017, and the adoption of ASU No. 2016-09. The low 2016 tax rates were due to the net loss generated in the third quarter of 2016 due to the Merger and associated tax benefits related to merger costs, acquired intangible assets, and the new capital structure.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and nine months ended August 31, 2017 and August 31, 2016.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2017	2016		2017	2016
Net income attributable to IHS Markit Ltd.	$145.9	$(31.7)	560%	$311.2	$63.5	390%
Interest income	(0.5)	(0.3)		(1.6)	(0.9)
Interest expense	41.5	36.5		111.0	92.0
(Benefit) Provision for income taxes	(36.7)	(23.1)		(41.3)	0.7
Depreciation	38.2	30.2		113.4	78.2
Amortization	82.6	61.5		251.0	138.3
EBITDA	$271.0	$73.1	271%	$743.7	$371.8	100%
Stock-based compensation expense	63.4	80.4		203.2	142.6
Restructuring charges	(0.1)	10.6		(0.8)	23.9
Acquisition-related costs	14.9	104.5		76.9	119.9
Pension adjustment expense	2.7	—		2.7	—
Share of joint venture results not attributable to Adjusted EBITDA	(0.4)	(0.3)		(1.2)	(0.3)
Adjusted EBITDA attributable to noncontrolling interest	(0.7)	(0.3)		(0.6)	(0.3)
Income from discontinued operations, net	—	1.0		—	(8.0)
Adjusted EBITDA	$350.8	$269.0	30%	$1,023.9	$649.6	58%
Adjusted EBITDA as a percentage of revenue	38.8%	37.1%		38.6%	34.9%

Our Adjusted EBITDA margin performance for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, increased primarily because of the Merger and our integration and cost management efforts. We expect to continue to drive margin improvement versus the prior year primarily as a result of the Merger, continued cost management, and rationalization efforts associated with Merger integration activity.

Financial Condition

(In millions, except percentages)	As of August 31, 2017	As of November 30, 2016	Dollar change	Percent change
Accounts receivable, net	$655.5	$635.6	$19.9	3%
Accrued compensation	$119.1	$174.0	$(54.9)	(32)%
Deferred revenue	$814.1	$770.2	$43.9	6%

The increase in accounts receivable was primarily due to revenue growth in 2017. The decrease in accrued compensation was primarily due to the 2016 bonus payout made in the first quarter of 2017, partially offset by the current year accrual. The increase in deferred revenue was primarily due to revenue increases.

Liquidity and Capital Resources

As of August 31, 2017, we had cash and cash equivalents of $154 million, of which approximately $127 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under a revolving credit facility. We had approximately $3.99 billion of debt as of August 31, 2017, consisting primarily of $665 million of revolving facility debt, $1.65 billion of term loan debt, $1.57 billion of senior notes, and $150 million of institutional senior notes. As of August 31, 2017, we had approximately $1.18 billion available under our revolving credit facility.

Our interest expense for the three and nine months ended August 31, 2017, compared to the three and nine months ended August 31, 2016, increased due to a higher average debt balance, higher short-term floating interest rates, and the fixed-rate debt issuances in 2017.

Our Board of Directors has authorized a share repurchase program of up to $2.25 billion of IHS Markit common shares through May 31, 2018, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of August 31, 2017, we had repurchased approximately $1.571 billion of common shares under the program. We expect to continue repurchasing shares through the remainder of 2017 and into 2018.

Our Board of Directors has separately authorized, subject to applicable regulatory requirements, the repurchase of our common shares from employees in an amount equal to the exercise price, if applicable, and statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee and forgo receipt of the exercise price of the award from the employee, if applicable. Such repurchases have been authorized in addition to the share repurchase program described above.

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

Cash Flows

	Nine months ended August 31,
(In millions, except percentages)	2017	2016	Dollar change	Percent change
Net cash provided by operating activities	$718.6	$475.1	$243.5	51%
Net cash used in investing activities	$(188.1)	$(917.6)	$729.5	(80)%
Net cash (used in) provided by financing activities	$(501.3)	$329.7	$(831.0)	(252)%

The increase in net cash provided by operating activities was primarily due to the Merger and increased operating performance.

The decrease in net cash used in investing activities was principally due to the acquisitions of CARPROOF and OPIS in 2016, partially offset by higher capital expenditures in 2017.

The net cash used in financing activities in 2017 was primarily utilized to fund our share repurchase program, partially offset by borrowings on our revolving credit facility and cash received from stock option exercises. Cash from financing activities for 2016 consisted primarily of borrowings on our revolving facility and cash from stock option exercises, partially offset by repurchases of common stock and 2016 acquisitions.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In millions, except percentages)	2017	2016	Dollar change	Percent change
Net cash provided by operating activities	$718.6	$475.1
Capital expenditures on property and equipment	(191.8)	(99.3)
Free cash flow	$526.8	$375.8	$151.0	40%

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

Borrowings under the 2016 revolving facility and 2016 and 2017 term loans are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of August 31, 2017, we had approximately $2.311 billion of floating-rate debt at a 2.76 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $19 million ($23 million without giving effect to any of our interest rate swaps).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
June 1 - June 30, 2017:
Employee transactions (2)	157,325	$47.30	N/A	N/A
July 1 - July 31, 2017:
Share repurchase programs (1)	272,484	$44.27	272,484	$979.4
Employee transactions (2)	64,260	$44.13	N/A	N/A
Accelerated share repurchase program (3)	5,302,696	N/A (3)	5,302,696	679.4
August 1 - August 31, 2017:
Employee transactions (2)	35,956	$46.39	N/A	N/A
Total share repurchases	5,832,721	$45.30	5,575,180

For the third quarter of 2017, we repurchased approximately $324 million of common shares, including approximately $312 million in open market share repurchases (described in notes (1) and (3) below), and approximately $12 million in employee transactions (described in note (2) below).

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

(3) On July 17, 2017, we entered into and funded a $300 million accelerated share repurchase (ASR) agreement with a scheduled termination date in the fourth quarter of 2017. Upon funding of the ASR, we received an initial delivery of 5.303 million shares. The total number of shares ultimately to be repurchased under the ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount. At the completion of the ASR, which we anticipate will occur in the fourth quarter of 2017, we may be entitled to receive additional shares, or, under certain circumstances, be required to deliver shares to the relevant ASR counterparty. The ASR counterparty has the right to accelerate settlement of the ASR under certain circumstances.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the third quarter of 2017 and would have represented approximately 0.01 percent of our third quarter 2017 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
4.1
Supplemental Indenture, dated as of July 13, 2017, among the Company, the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.75% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2017)

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

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2017.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer