Form 10-K
period 2017-11-30
IHS Markit Ltd.
filed 2018-01-23
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
  ___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the common shares as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.3 billion. All executive officers, directors, and holders of five percent or more of the outstanding Class A Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.
As of December 31, 2017, there were 397,814,386 shares of our common shares outstanding, excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “aim,” “strive,” “believe,” “see,” “project,” “predict,” “estimate,” “expect,” “continue,” “strategy,” “future,” “likely,” “may,” “might,” “should,” “will,” “would,” “target,” similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions, including acquisitions and dispositions, anticipated benefits from strategic actions including the merger between IHS Inc. and Markit Ltd., and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third party service providers; legislative, regulatory and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of our operations; our ability to integrate the business successfully and to achieve anticipated synergies; our ability to retain and hire key personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks, are more fully discussed under the caption “Risk Factors” in this Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating or liquidity. Therefore, you should not rely on any of these forward-looking statements.

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

IHS Markit Foreign Private Issuer Status and Financial Presentation

We qualified as a foreign private issuer (“FPI”) under the rules of the SEC through the end of our fiscal year 2017. However, even while we continued to qualify as an FPI, we reported our financial results in accordance with U.S. GAAP and elected to file our annual and interim reports on Forms 10-K, 10-Q, and 8-K.

Effective as of December 1, 2017, we are no longer an FPI and are now subject to the informational requirements of the Exchange Act applicable to U.S. domestic issuers and, in accordance with the Exchange Act, filing reports with and furnishing other information to the SEC. We will continue to report our financial results in accordance with U.S. GAAP and to file our annual and interim reports on Forms 10-K, 10-Q, and 8-K in full compliance with the requirements of the Exchange Act. We also are now subject to SEC rules governing the solicitation of proxies, consents, or authorizations in respect of a security registered under the Exchange Act; the provisions of Regulation Fair Disclosure, which regulate the selective disclosure of material information; and the sections of the Exchange Act requiring insiders to file public reports of their share ownership and trading activities and establishing insider liability for profits realized from any ‘‘short-swing’’ transactions in our equity securities.

We operate on a November 30 fiscal year end. Unless otherwise indicated, references in this Annual Report on Form 10-K to an individual year means the fiscal year ended November 30. For example, “2017” refers to the fiscal year ended November 30, 2017.

PART I

Item 1. Business

History and Development of the Company

On July 12, 2016, IHS Inc. (“IHS”), a Delaware corporation, Markit Ltd. (“Markit”), a Bermuda exempted company, and Marvel Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and an indirect and wholly owned subsidiary of Markit, completed a merger (“Merger”) pursuant to which Merger Sub merged with and into IHS, with IHS surviving the Merger as an indirect and wholly owned subsidiary of Markit. Upon completion of the Merger, Markit became the combined group holding company and was renamed IHS Markit Ltd. (“IHS Markit” or “we” or “us” or “our”). In accordance with the terms of the Merger agreement, IHS stockholders received 3.5566 common shares of IHS Markit for each share of IHS common stock they owned. IHS was treated as the acquiring entity for accounting purposes, which is reflected in the results of operations, financial position, financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other sections of this report refer to legacy Markit and legacy IHS, as the context requires, for each of the entities prior to the Merger, and to IHS Markit, the combined company after completion of the Merger.

IHS was in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Markit was founded in 2003 and was incorporated pursuant to the laws of Bermuda in 2014 to become the holding company for Markit’s business in connection with its initial public offering on the NASDAQ Stock Market (“NASDAQ”) in June 2014. IHS Markit’s common shares are traded on the NASDAQ under the symbol “INFO.”

Our principal executive offices are located at 4th Floor, Ropemaker Place, 25 Ropemaker Street, London, England EC2Y 9LY. Our telephone number at this address is +44 20 7260 2000. We maintain a registered office in Bermuda at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The telephone number of our registered office is +1 441 295 5950.

Our Vision

Our vision is to be the leading source for critical information, analytics, and insight that power growth, efficiency, and value for our customers. Our mission is to delight our customers daily by delivering a powerful combination of world-class expertise, knowledge, and solutions so they can make more informed decisions to enable their long-term, sustainable growth.

Our Business

We are a leading globally diversified provider of critical information, analytics, and expertise for the world’s major industries, financial markets, and governments. Our analytics reveal interdependencies across complex industries, which enhances transparency, reduces risk, and improves operational efficiency for our customers. Our information, analytics, and solutions are significant components in the systems and workflows of many of our customers and continue to become increasingly important to our customers’ operations. We leverage leading technologies and our industry expertise to create innovative products and services that provide information and insight to our customers to help them be more efficient and make more informed decisions. We are committed to sustainable, profitable growth.

Our core competency is using our expertise to source and transform data into information and analytics that our customers can use when making operational and strategic decisions. We are a dependable resource for those who require and demand the most accurate and robust information available. We are dedicated to providing the information and analysis our customers need to make critical decisions that drive growth and value for their operations.

By integrating and connecting our information and analytics with proprietary and widely used decision-support technology on scalable platforms, we produce critical information and insight designed to meet our customers’ needs. Our product development teams have also created proprietary Web services and application interfaces that enhance access to our information and allow our customers to integrate our offerings with other data, business processes, and applications (such as computer-aided design, enterprise resource planning (“ERP”), supply chain management, and product data/lifecycle management).

Our Objectives

To achieve our vision, we are focusing our efforts primarily on the following objectives:

•	Improving customer satisfaction;
•Enabling colleague success;
•Delivering on our key financial commitments while continuing to increase our financial strength;
•Providing an opportunity for shareholder success relative to our peer group;
•Completing critical integration activities for the combined company; and
•Maintaining corporate sustainability efforts.

We benchmark our progress annually against these objectives using external and internal metrics. For example, to measure customer satisfaction and colleague success, we use third-party surveys and develop goals based on those metrics.

Our Strategy

Our strategy is to bring together information, research, and analytics to deliver integrated offerings to customers in separate but interconnected industries. We believe that we can best implement our strategy by using our strong foundation of leading assets, talent, and competitive positioning in large growing global markets to achieve the following:

Integrate organizational structure. We have completed a significant portion of our key merger integration activities, primarily related to our shared services and corporate organization. In terms of commercial operations, we are aligned around an industry-focused organizational structure consistent with our segments, as further described below. We intend to continue to integrate our people, platforms, processes, and products in a manner that allows us to take advantage of revenue and cost synergies that will strengthen the effectiveness and efficiency of our business operations.

Innovate and develop new product offerings. We work closely with our customers to build on our established offerings to develop and introduce new offerings that are designed to increase visibility, reduce risk, and improve operational efficiency in their businesses. In recent years, we have launched new offerings addressing a wide array of customer needs, and we expect to continue to create new offerings from our existing data sets and industry expertise, converting core information to higher value advanced analytics. Our investment priorities for new product offerings are primarily in energy, automotive, and financial services, and we intend to continue to invest across the business to increase our customer value proposition.

Balance capital allocation. We expect to balance capital allocation between returning capital to shareholders (through consistent share repurchases) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position.

Our Global Organizational Structure

To serve our customers, we are organized into the following four industry-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Technology, Media & Telecom; and Economics & Country Risk product offerings; and

•	Financial Services, which includes our financial Information, Processing, and Solutions product offerings.

We believe that this sales and operating model helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•
Trusted partner with diversified, global customer base and strong brand recognition. We believe that our customers trust and rely on us for our consultative approach to product development, dedication to customer satisfaction, and ability to execute and deliver effective product and service offerings. Our industry expertise allows us to effectively anticipate, understand, and address our customers’ needs. The Merger has increased our capacity to address new markets and opportunities, and our global footprint allows us to serve our customers throughout the world and to introduce our products and services to customers in new markets. Our product offerings are well established and recognized in multiple industries. We also own a number of well-known brands, including CARFAX, CERAWeek, Jane’s, the Purchasing Managers Index series, and the iBoxx indices.

•
Breadth and depth of information and analytics. Our customers benefit from a concentration of intellectual wealth and thought leadership in a variety of industries. We believe that our global team of information and industry experts, research analysts, and economists provides our customers with leading strategic information and research. We convert raw data into critical information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data. Our goal is to ensure that the information we provide through our product offerings is correct, current, complete, and consistent; therefore, we place a high degree of emphasis on the data transformation process. With our process, we believe that we are able to provide information and analytics that are both useful to our customers and available where and when needed. Our process also provides the foundation for the integration of our products and services into differentiated offerings and advanced analytics for the customers in our target industries.

•	Attractive financial model. We believe we have an attractive financial model due to our recurring revenue, margin expansion, cash generation, and capital flexibility characteristics.

◦
Significant recurring revenue. We offer our products and services primarily through recurring fixed and variable fee agreements, and this business model has historically delivered stable revenue and predictable cash flows. For the year ended November 30, 2017, we generated approximately 83 percent of our revenue from recurring revenue streams. Many of our offerings are core to our customers’ business operations, and we have long-term relationships with many of our customers.

◦
Solid margin expansion. Our customer focus and fiscal discipline has permitted us to progressively increase our margins as we streamline our operations and leverage our business model to provide valuable customer support.

◦	High cash generation. Our business has low capital requirements for product enhancement and new product development, allowing us to generate strong cash flow.

◦
Capital flexibility. Our cash flow model and credit quality provide us with a significant amount of flexibility in decision-making, allowing us to balance internal resource and investment needs with shareholder return.

Our Growth Strategies

•
Increase in geographic, product, and customer penetration. We believe there are significant opportunities to add new customers and to increase the use of our products and services by existing customers. We plan to add new customers and build our relationships with existing customers by leveraging our existing sales channels, broad product portfolio, global footprint, and industry expertise to anticipate and respond to the changing demands of our end markets.

•
Introduce innovative offerings and enhancements. To maintain and enhance our position as a leading information services provider, we introduce enhancements to our products and services, as well as launch new products and services. We maintain an active dialogue with our customers and partners to allow us to understand their needs and anticipate market developments. We also seek to develop innovative uses for our existing products and services to generate incremental revenue, find more cost-effective inputs to support our existing products and services, and facilitate development of profitable new products and services.

•
Pursue strategic acquisitions and partnerships. We selectively evaluate technologies and businesses that we believe have potential to enhance, complement, or expand our product and service offerings and strengthen our value proposition to customers. We target acquisitions and partnerships that enable us to expand our existing addressable markets and that can be efficiently integrated into our global sales network, technology infrastructure, and operational delivery model to drive value. We believe we are an acquirer of choice among prospective acquisition targets and a partner of choice among our peers due to our entrepreneurial culture, growth, global scale, strong brand, broad distribution capabilities, and market position.

Our Customers

We have a diverse customer base, with more than 50,000 business and government customers, including 80 percent of the Fortune Global 500 and 70 percent of the Fortune U.S. 1000. Our customers operate in global interconnected industries and financial markets, and we continue to build on our existing scale to integrate our comprehensive content, expertise, tools, technology, and research and analysis to produce a differentiated offering that makes us an important part of many of our customers’ core workflows. In 2017, no customer or group of affiliated customers represented more than 10 percent of our revenue.

Our Operating Segments

We develop our products and services based on customer needs in the target industries we serve and in the workflows that our customers use. We have organized our business to address the following key industries:

Resources

Our Resources segment includes our Energy offerings, which represent approximately 90 percent of Resources revenue, and our Chemicals offerings, which make up the balance of the segment’s revenue.

Our Energy offerings are focused on upstream, midstream, downstream, and power/gas/coal/renewables (“PGCR”) services.

•
Our upstream offerings provide critical information and expertise around country E&P risk, plays & basins technical information, costs & technologies, and energy company information for approximately 15,000 assets worldwide, including more than 6.5 million oil and gas wells, 5,000 basins, more than 2,900 land rigs and 5,900 marine vessels, and a database of almost 50,000 merger and acquisition transactions. We do this through a combination of energy technical information, analytical tools, and market forecasting and consulting. For instance, strategic planners, geoscientists, and engineers use our insight and leading geotechnical database and analytical tools to facilitate exploration, development, and production of energy assets.

•
Our midstream and downstream offerings provide market forecasting, midstream market analysis and supply chain data, refining and marketing economics, and oil product intelligence. For instance, we are a leading provider of pricing information for refined products on spot, rack, and retail markets. This information provides critical reference and benchmark information for buyers and sellers of refined products. We are also a leading supplier of bespoke consulting, providing strategic direction and capital investment advisory services.

•
Our PGCR offerings provide global and regional outlooks and forecasts for power, coal, gas, and renewable markets. Buyers and sellers in these markets use our studies to gain insight on market trends and fundamentals.

Our Chemicals offerings include data for manufacturing processes, as well as capital expenditure, cost, price, production, trade, demand, and capacity industry analysis and forecasts for more than 250 chemicals in more than 75 countries. We also have an extensive library of detailed techno-economic analyses of chemicals and refining process technologies. We provide a number of consulting services, including training, strategy development, and project development offerings to the chemical and related industries. Our business information services track current events, supply high-velocity information, and hold conferences related to the chemical industry.

In addition, we leverage our market leadership in these industries to convene global industry, government, and regulatory leaders in global and regional events, such as our annual CERAWeek and World Petrochemical conferences.

Transportation

Our Transportation segment includes our Automotive offerings, which represent about 80 percent of the segment’s revenue, and our Maritime & Trade and Aerospace, Defense & Security offerings, which make up the balance of the segment’s revenue.

•	Automotive. We serve the full automotive value chain with a focus on original equipment manufacturers (“OEMs”), parts suppliers, and dealers.

Within the new car market, we provide authoritative analysis and forecasts of sales and production for light vehicles, medium and heavy commercial vehicles, powertrain, components, and technology systems across all major markets. Our comprehensive forecast database covers 99 percent of global light vehicle sales and production. We forecast sales and production of more than 50,000 unique vehicle model variants, as well as more than 100 different vehicle systems, sub-systems, and components. We also provide a wide range of performance measurement and marketing tools for carmakers, dealers, and agencies. We continue to leverage analytics and innovation to develop product and service offerings aimed at addressing needs across the value chain, including strategy and planning, marketing, sales, dealer services, and after sales. In the US, our sales and marketing offerings draw on a database of more than 7 billion ownership records, covering 760 million vehicles and more than 240 million US households over a period of 25 years.

Within the used car market, we support dealers, insurers, and consumers through our CARFAX (U.S.) and CARPROOF (Canada) products. These offerings provide critical information for used car dealers and their customers in the used car buying process. For example, CARFAX vehicle history reports provide maintenance, accident, odometer, and commercial use on cars in the United States. This history, based on more than 19 billion records collected from more than 110,000 data sources, provides confidence to dealers and consumers in the car buying process. We have expanded our product line under CARFAX to include a used car listing service for dealers and vehicle-specific valuation offerings.

In September 2017, we added automotiveMastermind (“aM”) to our automotive offerings. aM provides predictive analytics and marketing automation software for the new car dealer market, further expanding and strengthening our value chain support for the automotive industry.

•
Maritime & Trade (“M&T”). We have been gathering data on ships since 1764 when the first Lloyd’s Register of Ships was published. We provide, on behalf of the International Maritime Organization (“IMO”), the unique global ID (the IMO number) for all ocean-going ships over 100 gross tons. Our M&T content and analytics provide comprehensive data on close to 200,000 ships over 100 gross tons, as well as monthly import and export statistics on more than 90 countries and tracking and forecasting more than 90 percent of international trade by value.

•
Aerospace, Defense & Security (“AD&S”). We are a significant provider of Open-Source Intelligence (“OSINT”) for national security organizations and aerospace & defense companies. Our AD&S content and analytics provide specifications for thousands of military vehicles, naval vessels, and aircraft types. Our budget forecasts cover more than 99 percent of global defense spending, and we have analyzed more than 300,000 terrorism-related events, with more analyzed and added each day.

Consolidated Markets & Solutions (“CMS”)

Our CMS segment includes our Product Design offerings, which represent a little less than 60 percent of the segment’s revenue, and our Technology, Media & Telecom and Economics and Country Risk offerings, which make up the balance of the segment’s revenue.

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

•
Technology, Media & Telecom. Our Technology, Media & Telecom offerings service the entire technology value chain, including components and devices, performance analytics, and end market intelligence. We deliver comprehensive insight and tools for managing technology parts, leveraging our component database of more than 500 million electronic parts. Our offerings enable customers to optimize their supplier and customer engagement strategy and differentiate their product portfolio from the competition. With our expert research, custom consulting, analytics, and component cost information, we provide insights on technology market share, supply chain, and adoption, as well as forecasts for key technology markets on a geographic, industry, and company level.

•
Economics and Country Risk (“ECR”). We provide a vast range of economic and risk data, forecasts, and analytic tools to customers for their strategic market planning, procurement, and risk management decisions. Our economists and analysts globally monitor economic developments and the risk environment in more than 200 countries and regions.

Financial Services

Our Financial Services segment provides pricing and reference data, indices, valuation and trading services, trade processing, enterprise software, and managed services. Financial Services end users include front- and back-office professionals, such as traders, portfolio managers, risk managers, research professionals, and other financial markets participants, as well as operations, compliance, and enterprise data managers. This segment includes our Information offerings, which represent approximately 45 percent of segment revenue; our Processing offerings, which represent approximately 21 percent of segment revenue; and our Solutions offerings, which represent approximately 34 percent of segment revenue.

•
Information. Our Information offerings provide enriched content consisting of pricing and reference data, indices, and valuation and trading services across multiple asset classes and geographies through both direct and third-party distribution channels. Our Information products and services are used for independent valuations, research, trading, and liquidity and risk assessments. These products and services help our customers price instruments, comply with relevant regulatory reporting and risk management requirements, and analyze financial markets.

•
Processing. Our Processing offerings provide trade processing products and services globally for over-the-counter (“OTC”) derivatives, foreign exchange (“FX”), and syndicated loans. Our trade processing services enable buy-side and sell-side firms to process transactions rapidly, which increases efficiency by optimizing post-trade workflow, reducing risk, complying with reporting regulations and improving connectivity. We believe we are the largest provider of end-to-end multiple asset OTC derivatives trade processing services, as well as the largest provider of syndicated loan processing services.

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

Sales and Marketing

Our sales teams are located throughout the world and are organized within their respective business lines to align with our customers. In addition to field experience, we also conduct regular customer surveys to understand both current customer satisfaction levels and potential opportunities for product and coverage improvement.

Our financial services and corporate account management teams are part of our overall sales organization and are responsible for the delivery of the full breadth of our products and services to new and existing customers. The account management teams are also responsible for our overall relationship with our larger customers, focusing on developing new business, increasing our sales pipeline, and developing strategic transactions.

Our marketing organization is aligned with our sales organization, and defines our marketing strategy and executes marketing programs. A primary focus for marketing strategy is to empower IHS Markit brand awareness, revenue acceleration, and market leadership across our key industries for all products and services globally. Functionally, this includes corporate marketing, product marketing, and field marketing.

Competition

We believe the principal competitive factors in our business include the following:

•	Depth, breadth, timeliness, and accuracy of information and data provided
•Quality of decision-support tools and services
•Quality and relevance of our analysis and insight
•Ease of use
•Customer support
•Value for price

We believe that we compete favorably on each of these factors. Although we face competition in specific industries and with respect to specific offerings, we do not believe that we have a direct competitor across all of the industries we serve due to the depth and breadth of our offerings. Competitors within specific industries or with respect to specific offerings are described below.

•	Resources. Our Energy and Chemical offerings compete primarily with offerings from Verisk, DrillingInfo, Schlumberger, Halliburton, GeoScout, Reed Elsevier, Argus, Genscape, S&P Global, and Nexant.

•
Transportation. In the Automotive market, we primarily compete with offerings from LMC Automotive, Urban Science, and Experian and, with respect to vehicle history reports, principally with Experian and various other providers approved by the National Motor Vehicle Title Information System of the United States Department of

Justice. In Maritime & Trade markets, we primarily compete with offerings from Informa and Genscape, and increasingly Bloomberg and Thomson Reuters. In AD&S markets, we primarily compete with offerings from Avascent in the area of market forecasts, Palantir and IBM Cognitive in the area of deep analytics, and Accenture in procurement and system sustainability.

•
CMS. Our Product Design offerings primarily compete with offerings of Thomson Scientific, Techstreet, SAI Global, Clarivate Analytics, and the standards developing organizations (“SDOs”), among others. Our Technology, Media & Telecom and electronic design offerings compete principally with offerings from Interactive Data, Gartner, Ampere, Arrow Electronics, SiliconExpert and parts manufacturers and distributors. Our ECR offerings compete primarily with offerings from the Economist Group, Oxford Economics, BMI Research, Moody’s, McGraw-Hill Education, Control Risks, and Verisk.

•
Financial Services. Our Information offerings primarily compete with offerings of Bloomberg, FactSet, IntercontinentalExchange, S&P Global, MSCI, and Thomson Reuters. Our Processing products and services primarily compete with Bloomberg, IntercontinentalExchange, Traiana, Nasdaq, DTCC, and Thomson Reuters. Our Solutions offerings primarily compete with firms such as BlackRock, Bloomberg, IBM Algorithmics, Thomson Reuters, SS&C, AcadiaSoft, and global accounting and consulting firms.

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

We maintain registered trademarks and service marks in jurisdictions around the world. In addition, we have obtained patents and applied for patents in the United States, primarily related to our software portfolio, including our Kingdom, Goldfire, Indices, and Digital products. For more information relating to our intellectual property rights, see “Item 1A. Risk Factors - We may not be able to protect intellectual property rights.”

Employees

As of November 30, 2017, we had more than 13,000 employees located in 34 countries around the world.

Seasonality

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year. Another example is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2017.

Financial Information about Segments

See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 18” in Part II of this Form 10-K for information with respect to each segment’s revenues, profits, and total assets and for information with respect to our revenues and long-lived assets for the U.S., U.K., and the rest of the world in aggregate. See also “Item 1A. Risk Factors - Our international operations are subject to risks relating to worldwide operations.”

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

The Company makes available, free of charge through our website, www.ihsmarkit.com, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our proxy statement, Current Reports on Form 8-K, and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.

Our Amended and Restated Bye-laws, Corporate Governance Guidelines, Audit Committee Charter, Risk Committee Charter, Human Resources Committee Charter, Nominating and Governance Committee Charter, Business Code of Conduct, and Compliance Hotline and Reporting Misconduct Policy are available on our website, www.ihsmarkit.com, in the Investor Relations section, or upon request. Copies of each of these documents are also available, without charge, from IHS Markit Investor Relations and Corporate Communications, 15 Inverness Way East, Englewood, CO 80112 or by calling (303) 790-0600.

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

Note that this section includes forward-looking statements and future expectations as of the date of this Form 10-K. This discussion of Risk Factors should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II of this Form 10-K.

Our business performance might not be sufficient for us to meet the full-year financial guidance that we provide publicly.

We provide full-year financial guidance to the public based upon our assumptions regarding our expected financial performance. For example, we provide assumptions regarding our ability to grow revenue, our expenses and tax rates, and our ability to achieve our profitability targets. While we believe that our annual financial guidance provides investors and analysts with insight to our view of the company’s future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the market value of our common shares could be adversely affected.

We operate in competitive markets, which may adversely affect our financial results.

While we do not believe that we have a direct competitor across all of the industries we serve, we face intense competition across all markets for our products and services, including by larger or smaller competitors that may be able to adopt new or emerging technologies to address customer requirements more quickly than we can. We may also face competition from incumbent companies with strong market share in specific markets or organizations and businesses that have not traditionally competed with us but that could adapt their products and services or utilize significant financial and information-gathering resources, recognized brands, or technological expertise to begin competing with us. We believe that competitors are continuously enhancing their products and services, developing new products and services, investing in technology, and consolidating or acquiring new businesses to better serve the needs of their existing customers and to attract new customers. Increased competition could require us to make additional capital investments. The impact of cost-cutting pressures across the industries we serve could lower demand for our products and services, as customers intensify their focus on containing or reducing costs. Our competitors may choose to sell products and services competitive with ours at lower prices or bundled with other offerings, which may require us to reduce the prices of our offerings or offer additional products or services to compete. An increase in our capital investments, price reductions for our offerings or reduced spending by our customers could negatively impact our revenues, margins and results of operations.

We may be unsuccessful in achieving our growth and profitability objectives.

We seek to achieve our growth objectives by enhancing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, cross-selling our products across our existing customer base and acquiring new customers, entering into strategic partnerships, acquisitions, and by implementing operational efficiency initiatives. If we are unable to successfully execute on our strategies to achieve our growth objectives or drive operational efficiencies, or if we experience higher than expected operating costs that cannot be adjusted accordingly, our growth and profitability rates could be adversely affected. An additional factor that may adversely affect our growth rates is continued global economic uncertainty, particularly in our energy and financial end markets. Our resources and financial markets segments in particular may be adversely affected by industry dynamics, including decisions on the part of our customers to defer capital spending in uncertain economic environments.

If we are unable to develop successful new products and services or adapt to rapidly changing technology, our business could suffer serious harm.

The information services industry is characterized by rapidly changing technology, evolving industry standards and changing regulatory requirements. Our growth and success depend upon our ability to enhance our existing products and services and to develop and introduce new products and services to keep pace with such changes and developments and to meet changing and increasingly sophisticated customer needs. The process of developing our products and services is complex and may become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems, technologies and customer expectations. Current areas of significant technological change include artificial intelligence, mobility, cloud-based computing, blockchain, speed of availability of data, and the processing and analyzing of large amounts of data. We may find it difficult or costly to update our services and software and to develop new products and services quickly enough to work effectively with new or changed technologies and regulations, to keep the pace with evolving industry standards or to meet our customers’ needs. If we are unable to develop new products or services, or to successfully enhance or update existing products and services, we may not be able to grow our business as quickly as we anticipate.

Fraudulent or unpermitted data access or other cyber-security or privacy breaches may negatively impact our business and harm our reputation.

Many of our products and services involve the storage and transmission of proprietary information and sensitive or confidential data. Similar to other global multinational companies that provide services online, we experience cyber-threats, cyber-attacks and security breaches, which can include unauthorized attempts to access, disable, improperly modify or degrade our information, systems and networks, the introduction of computer viruses and other malicious codes and fraudulent “phishing” e-mails that seek to misappropriate data and information or install malware onto users’ computers. Cyber-threats in particular vary in technique and sources, are persistent, frequently change and increasingly are more sophisticated, targeted and difficult to detect and prevent against. Several recent, highly publicized data security breaches and cyber-attacks have heightened awareness of this issue and may embolden individuals or groups to target our systems.

While we have dedicated resources at our company who are responsible for maintaining appropriate levels of cyber-security and training our business teams on cyber-security, and while we utilize third party technology product and services to help identify, protect and remediate our information technology systems and infrastructure against security breaches and cyber-incidents, our measures may not be adequate or effective to prevent, identify or mitigate attacks by hackers or breaches caused by employee error, malfeasance or other disruptions. We are also dependent on security measures that some of our third party suppliers and customers are taking to protect their own systems and infrastructures. For example, our outsourcing of certain functions requires us to sometimes grant network access to third party suppliers. If our third party suppliers do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements or become targets of cyber-attacks, we may experience operational difficulties and increased costs. In addition, if a customer experiences a data security breach that results in the misappropriation of some of our proprietary business information, our reputation could be harmed, even if we were not responsible for the breach. While we maintain what we believe is sufficient insurance coverage that may (subject to certain policy terms and conditions including deductibles) cover certain aspects of third party security and cyber-risks and business interruption, our insurance coverage may not always cover all costs or losses.

We collect, store, use and transmit confidential and sensitive data on our networks, including information from public and private sources, intellectual property, proprietary business information and confidential or personally identifiable information of our customers, employees, and suppliers. We rely on a system of physical and technological security measures, internal processes and controls, contractual precautions and business continuity plans, and policies, procedures and training to protect the confidentiality of such data.

Any fraudulent, malicious or accidental breach of data security controls could also result in unintentional disclosure of, or unauthorized access to, or misappropriation or misuse of, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in additional costs to our company to enhance security or to respond to occurrences, lost sales, violations of regulations or laws relating to the privacy of personal or payment card information, penalties or litigation. Similarly, if any embargoed data is inadvertently disclosed or deliberately misused prior to our authorization, customers and financial markets could be negatively affected, and any resulting need to change our procedures around the provision of embargoed data to any third parties may diminish the value of such offerings. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third party suppliers, even if no breach has been attempted or occurred, could also adversely impact our reputation and materially impact our business.

Misappropriation, misuse, improper modification or disclosure, destruction, corruption or unavailability of data and information or ransom demands due to cyber-attacks or other security breaches could damage our brand and reputation and customers and data suppliers could lose confidence in our processes, security measures and reliability, which would harm our ability to retain customers and data suppliers and gain new ones. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines. We may be required to incur significant costs to minimize or alleviate the effects of cyber-attacks or other security vulnerabilities and to protect against damage caused by disruptions, security breaches, or cyber-attacks of the nature we have already incurred, in the future. If any of these were to occur, it could have a material adverse effect on our business and results of operations.

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

System interruption, failures or security breaches could result from a wide variety of causes, including: human error, natural disasters (such as hurricanes and floods), infrastructure or network failures (including failures at third-party data centers or by third party cloud-computing providers), disruptions to the internet, malicious attacks or cyber incidents such as unauthorized access, ransomware, loss or destruction of data (including confidential and/or personal customer information), account takeovers, computer viruses or other malicious code, and the loss or failure of systems over which we have no control. In addition, significant growth of our customer base or increases in the number of products or services or in the speed at which we are required to provide products and services may also strain our systems in the future. We may also face significant increases in our use of power and data storage and may experience a shortage of capacity and increased costs associated with such usage. While we generally have disaster recovery and business continuity plans that utilize industry standards and best practices for much of our business, including back-up facilities for our primary data centers, a testing program and staff training, our systems are not always fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. In the past when we have experienced slow operation of our systems or service interruptions, some of our products or services have been unavailable for a limited period of time, but none of these occurrences have been material to our business. However, any of the above factors could individually or in the aggregate adversely affect our business, and our insurance may not be adequate to compensate us for all failures, interruptions, delays, disruptions or security breaches.

Design defects, errors, failures or delays associated with our products or services could negatively impact our business.

Despite testing, software, products and services that we develop, license or distribute may contain errors or defects when first released or when major new updates or enhancements are released that cause the software, product or service to operate incorrectly or less effectively. Many of our products and services also rely on data and services provided by third-party providers over which we have no control and may be provided to us with defects, errors or failures. We may also experience delays while developing and introducing new products and services for various reasons, such as difficulties in licensing data inputs or adapting to particular operating environments. Defects, errors or delays in our products or services that are significant, or are perceived to be significant, could result in rejection or delay in market acceptance, damage to our reputation, loss of revenue, a lower rate of license renewals or upgrades, diversion of development resources, product liability claims or regulatory actions, or increases in service and support costs. We may also need to expend significant capital resources to eliminate or work around defects, errors, failures or delays. In each of these ways, our business, financial condition or results of operations could be materially adversely impacted.

We depend on externally obtained content and services to support our offerings, and the inability to continue to obtain access could prove harmful to our business.

We obtain data from a wide variety of external sources that we transform into critical information and analytics and use to create integrated product and service offerings for our customers. Many of our offerings include content and information that is purchased or licensed from third parties, including from public record sources or parties that are our customers or our competitors, or obtained using independent contractors. In addition, we often rely on third-party dealers to sell or distribute some of our offerings, such as in locations where we do not maintain a sales office or sales teams or methods of distribution we do not have direct access to. For instance, our industry standards offerings that are part of our Product Design workflow rely on information licensed from standards developing organizations, and many of our financial institution customers provide us with data which is a critical input for many of our Financial Services offerings. We believe that the content licensed from many of these third parties might not be able to be obtained from alternate sources on favorable terms, if at all.

Our license agreements with these third parties are often nonexclusive and many are terminable on less than one year’s notice. In addition, many of these third parties compete with one another and with us, including by providing data to our competitors or becoming competitors themselves, which may cause them to reduce their willingness to supply, or increase the price of, data and content that are important to our products and services. Our competitors could also enter into exclusive contracts with our data sources, which may preclude us from receiving certain data from these suppliers or restricted in our use of such data. We could also become subject to legislative, regulatory, judicial or contractual restrictions on the use of data, such as if such data is not collected by the third parties in a way which allows us to process the data or use it legally. We are also limited in our ability to monitor and direct the activities of our independent contractors, but if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could lose access to the data they collect, as well as be subject to litigation, regulatory sanctions, or reputational damage. If we lose access to, or are restricted in receiving, a significant number of data sources and cannot replace the data through alternative sources or we are unable to obtain information licensed to us consistently, in a timely manner, or on terms commercially reasonable to us, specific products, services and customer solutions may be impacted or disrupted and our business, reputation, financial condition, operating results and cash flow could be materially adversely affected.

Our relationships with third-party service providers may not be successful or may change, which could adversely affect our results of operations.

We have commercial relationships with third-party service providers whose capabilities complement our own, for integral services, software and technologies. Many of our products and services are developed using third-party service providers’ data or services, or are made available to our customers or are integrated for our customers’ use through integral infrastructure, information and technology solutions provided by such third-party service providers. For example, we outsource certain functions involving our data transformation process and data hosting functions to business partners who we believe offer us deep expertise in these areas, as well as scalability and cost effective services. In some cases, these providers are also our competitors or may in the future become our competitors as we expand our product and service offerings, which could impact our relationships.

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

Our future success depends to a large extent on the continued service of our highly skilled, educated and trained employees, including our experts in research and analysis, information technology, the industries in which we operate, and colleagues in sales, marketing, product development, operations, technology and management, including our executive officers. We do not carry any “key person” insurance policies that could offset potential loss of service under applicable circumstances. We must maintain our ability to attract, motivate, compensate and retain highly qualified colleagues in order to support our customers and achieve business results. The loss of the services of key personnel and any inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, financial condition, and operating results.

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

Our success depends in part on our proprietary technology, processes, methodologies and information. We rely on a combination of copyright, trademark, trade secret, patent and other intellectual property laws and nondisclosure, license, assignment and confidentiality arrangements to establish, maintain and protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, we cannot assure that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to prevent unauthorized use, misappropriation, or theft of our intellectual property. Intellectual property laws in various jurisdictions in which we operate are also subject to change at any time and could further restrict our ability to protect our intellectual property and proprietary rights. In particular, a portion of our revenues are derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. We may also not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation or other proceedings and we may not ultimately prevail. Any failure to establish, maintain or protect our intellectual property or proprietary rights could have a material adverse effect on our business, financial condition or results of operations.

We may be exposed to litigation related to products we make available to customers and we may face legal liability or damage to our reputation.

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

We are subject to litigation risks which could adversely affect our business, results of operations and financial condition.

We are from time to time involved in various litigation matters and claims, including regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes, as they relate to our products, services and business. We may face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud or negligence, with respect to the use of our offerings by our customers, particularly if the information in our offerings was incorrect for any reason, or if it were misused or used inappropriately. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. Because of the uncertain nature of litigation and insurance coverage decisions, we cannot predict the outcome of these matters, which could have a material adverse effect on our business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. In light of the potential cost and uncertainty involved in litigation, we may settle matters even when we believe we have a meritorious defense. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.

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

The majority of our revenue is recurring, typically based on subscription agreement to our offerings. In 2017, approximately 83 percent of our revenues were recurring fixed and recurring variable revenues. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription base and to enter into new subscription arrangements at acceptable prices and other commercially acceptable terms. Failure to meet one or more of these subscription objectives could have a material adverse effect on our business, financial condition, and operating results.

Declining transaction volumes or investment levels in the financial markets could lower demand for our products and services and could affect our revenues.

A portion of our revenues in our Financial Services segment are variable and depend upon transaction volumes, investment levels (i.e., assets under management) or the number of positions we value. Lower activity levels in the financial markets, including lower transaction volumes, assets under management or positions taken could result in lower revenues and have a material adverse effect on our financial condition or results of operations.

Changes in the legislative, regulatory, and commercial environments in which we operate may adversely impact our ability to collect, compile, use, cross-border transfer, publish and/or sell data, subject us to increased regulation of our products and services or prevent us from offering certain products or services, decrease demand for our products and services and impact our financial results.

Certain types of information we collect, compile, store, use, transfer, publish and/or sell, and certain of our products and services, are subject to regulation by governmental authorities in various jurisdictions in which we operate. In addition, many of our customers rely on many of our products and services to meet their operational, regulatory or compliance needs.

Our financial industry customers, for example, operate within a highly regulated environment and must comply with governmental and quasi-governmental legislation, regulations, directives and standards. Legislative and regulatory changes that impact our customers’ industries may impact how we provide products and services to our customers. Over the past few years, the United States, the European Union and other jurisdictions have introduced complex and ever-evolving legislation and regulation of financial markets, such as The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in the United States and the European Market Infrastructure Regulation (“EMIR”), the Benchmark Regulation (“BMR”), the new Markets in Financial Instruments Directive (“MiFID II”) and the Markets in Financial Instruments Regulation (“MiFIR”) in the European Union. Similarly, new, more stringent rules and regulation promulgated by the SEC, U.S. Commodity Futures Trading Commission (the “CFTC”), the U.K. Financial Conduct Authority, and the International Organization of Securities Commissions (“IOSCO”) and other governmental and quasi-governmental organizations will likely affect the structure and regulation of, and possibly affect the demand for, certain products and services we offer, such as indices, benchmark administration, intermediating and clearing services, and offerings in which we function as a “third-party service provider”.

There is an increasing public concern regarding privacy, data and consumer protection issues, and the number of jurisdictions with data protection laws has been increasing. Certain types of information we collect, compile, use, and publish, including offerings in our Automotive businesses, are subject to laws and regulations by governmental authorities in jurisdictions in which we operate. These laws and regulations pertain primarily to “personally identifiable information” and

“personal data” (i.e., information relating to an identified or identifiable individual), constrain whether and how we collect that data, how that data may be used and stored, and whether, to whom and where that data may be transferred. Many jurisdictions have passed laws in this area, such as the European Union General Data Protection Regulation (the “GDPR”) and the new cyber-security law adopted by China in June 2017, and other jurisdictions are considering imposing additional restrictions. In many cases, these laws and regulations apply not only to transfers between unrelated third-parties but also to transfers between us and our subsidiaries. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. It is possible that we could be prohibited or constrained from collecting or disseminating certain types of data or from providing certain products or services. If we fail to comply with these laws or regulations, we could be subject to significant litigation, civil or criminal penalties, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

It is very difficult to predict the future impact of the broad and expanding laws, rules, regulations or standards affecting our business, our products and services, and our customers. There can be no assurance that changes in laws, rules or regulations will not have a material adverse effect on our business, financial condition or results of operations. If we fail to comply with any applicable laws, rules, regulations or standards, or fail to obtain regulatory approval to conduct certain operations or provide certain products or services, we could be subject to fines or other penalties. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. New legislation, or a significant change in laws, rules, regulations or standards could also result in some of our products and services becoming obsolete or prohibited, reduce demand for our products and services, increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.

Our ability to comply with applicable complex and changing laws and rules, including anti-corruption laws, is largely dependent on our establishment and maintenance of compliance, surveillance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks, we cannot assure that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed or detecting if our employees and agents are engaging in misconduct, fraud or other errors. In addition, some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. In case of non-compliance or alleged non-compliance with applicable laws or regulations by us or our employees or agents, we could be subject to investigations and proceedings that may be very expensive to defend and may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. Further, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to operate, expand and enhance our products and services as necessary to remain competitive and grow our business, which could materially and adversely affect our business, financial condition and results of operations.

The U.K. electorate voted in favor of a U.K. exit from the E.U. in a referendum, which could adversely impact our business, results of operations and financial condition.

The U.K. Government held an in-or-out referendum on the United Kingdom’s membership of the European Union in June 2016, which resulted in the electorate voting in favor of a U.K. exit from the European Union (“Brexit”). The U.K. parliament voted in favor of allowing the government to commence negotiations to determine the future terms of the U.K.’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union and other nations. A process of negotiation is now taking place to determine the future terms of the United Kingdom’s relationship with the European Union. We are headquartered and tax domiciled in the United Kingdom and conduct business in Europe primarily through our U.K. subsidiaries. Depending on the terms of Brexit, we could face new regulatory costs and challenges. For instance, the United Kingdom could lose access to the single E.U. market and to the global trade deals negotiated by the European Union on behalf of its members, and we may be required to move certain operations to other European Union members to maintain such access. A decline in trade could affect the attractiveness of the United Kingdom as a global investment center and, as a result, could have a detrimental impact on U.K. growth. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the Pound Sterling and the U.K. economy. Changes to U.K. immigration policy could likewise occur as a result of Brexit. Although the United Kingdom would likely retain its diverse pool of talent, London’s role as a global financial center may decline, particularly if financial institutions shift their operations to the European Union and the E.U. financial services passport is not maintained. Any adjustments we make to our business and operations as of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Our international operations are subject to exchange rate fluctuations.

We operate in many countries around the world and a significant part of our revenue comes from international sales. In 2017, we generated approximately 40 percent of our revenues from sales outside the United States. Approximately 20 percent of our revenue was transacted in currencies other than the U.S. dollar in 2017. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the British Pound, the Euro, the Canadian Dollar, the Singapore Dollar, and the Indian Rupee. As we continue to leverage our global delivery model, more of our expenses will likely be incurred in currencies other than those in which we bill for the related products and services. An increase in the value of certain currencies against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in other currencies.

Our international operations are subject to risks relating to worldwide operations.

Operating in many jurisdictions around the world, we may be affected by numerous, and sometimes conflicting, legal and regulatory regimes, including: changes in tax rates and tax laws or their interpretation, including changes related to tax holidays or tax incentives; trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including export controls and economic sanctions laws; unexpected changes in regulatory requirements; political conditions and events, including embargoes; different liability standards and legal systems that may be less developed and less predictable than those in the United States and the United Kingdom, restrictive actions by the United States, the United Kingdom, the European Union and foreign governments that could limit our ability to provide services in specific countries; and potential noncompliance with a wide variety of laws and regulations. We must also manage: social, political, labor, or economic conditions in a specific country or region; difficulties in staffing and managing local operations difficulties in penetrating new markets because of established and entrenched competitors, uncertainties of obtaining data and creating products and services that are relevant to particular geographic markets; lack of recognition of our brands, products or services, unavailability of joint venture partners or local companies for acquisition, restrictions or limitations on outsourcing contracts or services abroad, differing levels of data privacy and intellectual property protection in various jurisdictions; potential adverse tax consequences on the repatriation of funds and from taxation reform affecting multinational companies and exposure to adverse government action in countries where we may conduct reporting activities. Because of the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Compliance with diverse legal and regulatory requirements is costly, time-consuming and requires significant resources. Violations could result in significant fines or monetary damages, criminal sanctions, prohibitions or restrictions on doing business and damage to our reputation.

In addition, as we operate our business around the world, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption laws or regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act 2010 (the “UKBA”). The U.S., U.K. and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, the UKBA, and other laws, rules, sanctions, embargos and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). For example, in connection with the ongoing political turmoil in Ukraine, the United States, the European Union and other countries have imposed significant sanctions measures against Russia targeting the energy, defense and financial sectors of Russia’s economy as well as specific Russian officials and businesses that they own. Although we believe all our business activities are permissible under all current applicable laws, rules, sanctions, embargos and regulations, we may be required to discontinue or limit our business activities in the future.

We have developed and instituted a corporate compliance program intended to promote and facilitate compliance with all applicable laws which includes, among other things, employee training and the creation of appropriate policies defining employee behavior that mandate adherence to laws. We also have procedures and controls designed to comply with all applicable laws, rules, sanctions, embargos and regulations. However, despite these measures, we may fail to appropriately identify business activities that violate laws, rules, sanctions, embargos and regulations or our employees, contractors, and agents, as well as those independent companies to which we outsource certain business operations, may take actions in violation of our policies, procedures and controls. Any such violation, even if prohibited by our policies, procedures and controls, could subject us to criminal or civil enforcement actions, penalties for non-compliance or otherwise have an adverse effect on our business and reputation. Our inability to manage some or all of these risks of operating a global business could have a material adverse effect on our business, financial condition, and operating results.

International hostilities, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions could prevent us from effectively serving our customers and thus adversely affect our results of operations.

Acts of terrorist violence, cyber-terrorism, political unrest, war, civil disturbance, armed regional and international hostilities and international responses to these hostilities, natural disasters, including hurricanes or floods, global health risks or pandemics or the threat of or perceived potential for these events could have a negative impact on us. These events could adversely affect our customers’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party service providers or customers. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver products and services to our customers. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at our facilities or otherwise, could also adversely affect our ability to serve our customers. We may be unable to protect our employees, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our customers, our results of operations could be adversely affected.

If we are unable to successfully identify acquisitions, strategic investments, partnerships or alliances or we experience integration or other risks resulting from our acquisitions, strategic investments, partnerships or alliances, our financial results may be adversely affected.

As we continue pursuing selective acquisitions, strategic investments, partnerships or alliances with third parties to support our business and growth strategy, we seek to be disciplined, and there can be no assurance that we will be able to identify suitable acquisition, strategic investment, partnership or alliance candidates on favorable terms, if at all. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions, strategic investments, partnerships and alliances depends in part upon our ability to effectively integrate the offerings, technology, sales, administrative functions, and personnel of these businesses into our business. We cannot assure that we will be successful in integrating acquired businesses, strategic investments, partnerships or alliances or that they will perform at the levels we anticipate. In addition, our past and future strategic acquisitions, partnerships and alliances may subject us to unanticipated risks or liabilities or disrupt our operations.

We may be subject to antitrust litigation or government investigation in the future, which may result in an award of money damages or force us to change the way we do business.

In the past, certain of our business practices have been investigated by government antitrust or competition agencies, and we have on multiple occasions been sued by private parties for alleged violations of the antitrust and competition laws of various jurisdictions. Following some of these actions, we have changed certain of our business practices to reduce the likelihood of future litigation. Although each of these material prior legal actions has been resolved, there is a risk based upon the leading position of certain of our business operations that we could, in the future, be the target of investigations by government entities or actions by private parties challenging the legality of our business practices. Depending on the outcome of any future claims or investigations, we may be required to change the way we offer particular products or services, which could result in material disruptions to and costs incurred by our business, and we may be subject to substantial fines, penalties, damages or an injunction or other equitable remedies. Future claims or investigations (regardless of outcome) may also affect how parties interact with us, including the manner or type of data provided to us and the manner or type of data products and services purchased from us. Any antitrust or competition-related claim or investigation could be costly for our company in terms of time and expense incurred defending such claims or investigations. Any of the above impacts, individually or together, could have a material adverse effect on our business, financial condition or results of operations.

We may encounter difficulties as we continue to combine the legacy IHS and Markit businesses and we may fail to fully realize the anticipated benefits of the Merger.

The success of the Merger depends on, among other things, our ability to combine the legacy businesses of IHS and Markit in a manner that realizes anticipated synergies and exceeds the projected stand-alone cost savings and revenue growth trends we have identified, which is a complex, costly, and time-consuming process. We expect to benefit from cost synergies driven by integrating corporate functions, reducing technology spending by optimizing IT infrastructure, using centers of excellence in cost-competitive locations and optimizing real estate and other costs, as well as greater tax efficiencies from global management and global cash movement. We may also enjoy revenue synergies, including product and service cross-selling, a more diversified and expanded product offering and balance across geographic regions.

While we have completed a significant portion of our key merger integration activities, primarily related to our shared services and corporate organization, we will continue to devote management attention and resources to combining the business practices and operations of the legacy IHS and Markit businesses. If we are not able to successfully complete the combination of the business and fully realize the anticipated savings and synergies in a timely manner, or the cost to achieve these synergies is greater than expected, we may not fully realize the anticipated benefits of the Merger, or it may take longer to realize the benefits than expected.

The completion of the combination of the businesses may have material unanticipated difficulties, expenses, liabilities, competitive responses, and diversion of management attention, such as:

•	difficulties in integrating operations and systems and maintaining institutional knowledge and procedures;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in attracting and retaining key personnel;

•	challenges in keeping existing, and developing new, customers and business relationships;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex and geographically diverse company;

•	unanticipated transaction and integration expenses;

•	contingent liabilities (including contingent tax liabilities) that are larger than expected; and

•
potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger, including possible adverse tax consequences pursuant to changes in applicable tax laws, regulations, or other administrative guidance.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations.

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

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our indebtedness obligations and to fund other liquidity needs. We may incur substantial additional indebtedness, including secured indebtedness, for many reasons, including to fund acquisitions. If we add additional indebtedness or other liabilities, the related risks that we face could intensify.

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

Sales of substantial amounts of our common shares in the public market, or the perception that these sales may occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We have entered into a registration rights and lock-up agreement with certain of our shareholders. Following the expiration of the lock-up periods set forth in that agreement, these shareholders will have the right to demand that we file a registration statement covering the offer and sale of their securities under the Securities Act, for as long as each holds unregistered securities. Sales of common shares by these or any other shareholders, including through the exercise of options and the sale of shares by our employees, could have a material adverse effect on the trading price of our common shares. In addition, in 2016 General Atlantic entered into a loan agreement pursuant to which it has pledged its remaining 7,800,000 common shares to secure a loan. If General Atlantic were to default on its obligations under the loan and not timely post additional collateral, the lender would have the right to sell shares to satisfy General Atlantic’s obligation. We cannot predict the effect, if any, that future sales and issuances of shares would have on the market price of our common shares.

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

On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. While we are currently evaluating the effects of the TCJA, including the one-time deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities, we expect that the TCJA will have a favorable impact on our financial results beginning in 2018. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the TCJA, we will use what we believe are reasonable interpretations and assumptions in applying the TCJA, but it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 119 locations around the world, comprised of 63 offices in the Americas (53 in the United States), 33 offices in Europe, the Middle East and Africa, and 23 offices in the Asia Pacific region. We own the buildings at three of our locations. All of our other facilities are leased with terms ranging from month-to-month at several locations to an expiration date in 2032 for one of our facilities. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings

See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14” in Part II of this Form 10-K for information about legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ under the symbol “INFO.” Prior to the completion of the Merger, our common shares traded on the NASDAQ under the symbol “MRKT.” The following table sets forth for the indicated periods the high and low sales prices per common share on the NASDAQ:

Fiscal Year 2017 Quarters Ended:	High	Low
February 28, 2017	$40.88	$34.20
May 31, 2017	47.06	37.82
August 31, 2017	47.92	43.34
November 30, 2017	48.53	42.40

Fiscal Year 2016 Quarters Ended:	High	Low
February 29, 2016	$30.50	$26.01
May 31, 2016	35.77	27.52
August 31, 2016	37.50	30.38
November 30, 2016	37.85	34.13

As of December 31, 2017, we had 95 holders of record of our common shares and approximately 58,000 beneficial holders of our common shares.

Our authorized share capital of $30 million consists of 3,000,000,000 common shares, par value $0.01 per share, and undesignated shares, par value $0.01 per share, that our Board of Directors is authorized to designate from time to time as common shares or as preference shares. As of November 30, 2017, no preference shares were issued and outstanding. The holders of our common shares are entitled to one vote per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of November 30, 2017, the last day of fiscal year 2017, with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )		Weighted-average exercise price of outstanding options, warrants, and rights ( b )		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity compensation plans approved by security holders	37.3	(1)	$25.69	(2)	28.3	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	37.3		N/A		28.3
(1) Includes (a) 25.3 million stock options, (b) 9.1 million restricted share units and 1.3 million performance share units at target performance levels that were issued with no exercise price or other consideration, (c) 1.3 million shares reserved for issuance if maximum performance on performance share units is met, and (d) 0.3 million deferred share units payable to non-employee directors upon their termination of service.

(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted share units, performance share units, or deferred share units included in the first column. There are no other outstanding warrants or rights.

(3) Includes shares repurchased by the Company upon vesting of restricted share units and performance share units for tax withholding obligations.

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchases during the three months ended November 30, 2017. See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15” in Part II of this Form 10-K for information regarding our stock repurchase programs.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
September 1 - September 30, 2017:
Share repurchase programs (1)	—	$—	—	$679.4
Employee transactions (2)	33,423	$47.29	N/A	N/A
Accelerated share repurchase program (3)	1,181,351	N/A (3)	1,181,351	N/A
October 1 - October 31, 2017:
Share repurchase programs (1)	—	$—	—	$1,679.4
Employee transactions (2)	17,529	$43.93	N/A	N/A
November 1 - November 30, 2017:
Share repurchase programs (1)	—	$—	—	$1,679.4
Employee transactions (2)	121,693	$43.81	N/A	N/A
Total share repurchases	1,353,996	$44.50	1,181,351

(1) In August 2016, our Board of Directors authorized a share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. In January 2017, our Board of Directors increased the size of the program to up to $2.25 billion of IHS Markit common shares and extended the program’s termination date to May 31, 2018. In October 2017, our Board of Directors increased the size of the program to up to $3.25 billion of IHS Markit common shares and extended the program’s termination date to November 30, 2019. This current repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.

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

(3) On July 17, 2017, we entered into and funded a $300 million accelerated share repurchase (“ASR”) agreement with a scheduled termination date in the fourth quarter of 2017. Upon funding of the ASR, we received an initial delivery of 5.303 million shares. At the completion of the program on September 28, 2017, we received an additional 1.181 million shares, resulting in a $46.27 average price paid per share for the total 6.484 million shares repurchased through the ASR program.

Performance Graph

The following graph compares our total cumulative stockholder return with the Standard & Poor’s Composite Stock Index (“S&P 500”) and a peer index representing the total price change of The Dun & Bradstreet Corporation; Equifax Inc.; FactSet Research Systems Inc.; Gartner, Inc.; Moody’s Corporation; MSCI Inc.; Nielsen Holdings N.V.; S&P Global Inc.; TransUnion; Thomson Reuters Corporation; and Verisk Analytics, Inc.

The graph assumes a $100 cash investment on June 19, 2014 (our first trading day as a public company) and the reinvestment of all dividends (which we did not pay). This graph is not indicative of future financial performance.

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

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Part II of this Form 10-K.

	Years Ended November 30,
	2017	2016	2015	2014	2013
	(in millions, except for per share amounts)
Statement of Operations Data:
Revenue	$3,599.7	$2,734.8	$2,184.3	$2,079.8	$1,692.0

Income from continuing operations attributable to IHS Markit Ltd.	$416.9	$143.6	$188.9	$178.0	$116.5
Income from discontinued operations	—	9.2	51.3	16.5	15.2
Net income attributable to IHS Markit Ltd.	$416.9	$152.8	$240.2	$194.5	$131.7

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$1.04	$0.46	$0.78	$0.73	$0.49
Income from discontinued operations	—	0.03	0.21	0.07	0.06
Net income attributable to IHS Markit Ltd.	$1.04	$0.49	$0.99	$0.80	$0.56

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$1.00	$0.45	$0.77	$0.72	$0.49
Income from discontinued operations	—	0.03	0.21	0.07	0.06
Net income attributable to IHS Markit Ltd.	$1.00	$0.48	$0.97	$0.79	$0.55

Balance Sheet Data (as of period end):
Cash and cash equivalents	$133.8	$138.9	$291.6	$153.2	$258.4
Total assets	$14,554.4	$13,936.6	$5,577.5	$5,272.1	$5,359.6
Total long-term debt and capital leases	$3,617.3	$3,279.3	$2,071.5	$1,806.1	$1,779.1
Total stockholders' equity	$8,004.4	$8,084.4	$2,200.9	$2,159.5	$1,907.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and operating results should be read in conjunction with other information and disclosures elsewhere in this Form 10-K, including “Selected Financial Data,” our consolidated financial statements and accompanying notes, and “Website and Social Media Disclosure.” The following discussion includes forward-looking statements as described in “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-K. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under “Item 1A. Risk Factors” in this Form 10-K.

This MD&A includes the financial results of Markit Ltd. beginning July 12, 2016. The comparability of our operating results for fiscal 2017 to fiscal 2016 and for fiscal 2016 to fiscal 2015 is significantly impacted by the Merger. As a result of the Merger, we created a new Financial Services segment, which consists entirely of legacy Markit’s business, and we have included revenue and expense attributable to legacy Markit in the Financial Services segment from the date of the Merger. In our discussion and analysis of comparative periods, we have quantified the legacy Markit contribution wherever we have deemed such amounts to be meaningful. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to the Merger.

Executive Summary

Business Overview

We are a world leader in critical information, analytics, and expertise for the major industries and markets that drive economies worldwide. We deliver next-generation information, analytics, and solutions to customers in business, finance, and government, improving their operational efficiency and providing deep insights that lead to well-informed, confident decisions. We have more than 50,000 key business and government customers, including 80 percent of the Fortune Global 500 and the world’s leading financial institutions. Headquartered in London, we are committed to sustainable, profitable growth.

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

To best serve our customers, we are organized into the following four industry-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Technology, Media & Telecom; and Economics & Country Risk product offerings; and

•	Financial Services, which includes our financial Information, Processing, and Solutions product offerings.

We believe that this sales and operating model helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Our recurring fixed revenue and recurring variable revenue represented approximately 83 percent of our total revenue in 2017. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year. Another example is the biennial release of the BPVC engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2017.

During 2017, we focused our efforts on integrating our organizational structure, innovating and developing new product offerings, and simplifying our capital allocation. For 2018, we expect to continue to focus our efforts on the following actions:

Integrate organizational structure. We have completed a significant portion of our key merger integration activities, primarily related to our shared services and corporate organization. We intend to continue to integrate our people, platforms, processes, and products in a manner that allows us to take advantage of revenue and cost synergies that will strengthen the effectiveness and efficiency of our business operations.

Innovate and develop new product offerings. We expect to continue to create new commercial offerings from our existing data sets, converting core information to higher value analytics. Our investment priorities for new product offerings are primarily in energy, automotive, financial services, and product design, and we intend to continue to invest across the business to increase our customer value proposition.

Balance capital allocation. In 2018, we expect to focus our capital allocation strategy primarily on returning capital to shareholders through share repurchases. Longer term, we expect to balance capital allocation between share repurchases and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position.

Key Performance Indicators

We believe that revenue growth, Adjusted EBITDA (both in dollars and margin), and free cash flow are key financial measures of our success. Adjusted EBITDA and free cash flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”).

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

•
Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We also include the impact of divestitures in this growth metric. Due to the size of the Merger, we have not included Markit’s 2017 reported results versus 2016 results in the acquisitive category, nor have we included 2016 reported stub period results versus 2015 stub period results in the acquisitive category, but have broken out their respective period results in the organic, acquisitive (for acquisitions completed by legacy Markit prior to the Merger), and foreign currency growth metrics.

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

In addition to measuring and reporting revenue by segment, we also measure and report revenue by transaction type. Understanding revenue by transaction type helps us identify and address broad changes in product mix. We summarize our transaction type revenue into the following three categories:

•
Recurring fixed revenue represents revenue generated from contracts specifying a relatively fixed fee for services delivered over the life of the contract. The fixed fee is typically paid annually or more periodically in advance. These contracts typically consist of subscriptions to our various information offerings and software maintenance, and the revenue is usually recognized over the life of the contract. The initial term of these contracts is typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments.

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

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loan and revolving credit agreements. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of joint ventures and noncontrolling interests, and discontinued operations).

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

Strategic Acquisitions and Divestitures

Acquisitions have been an important part of our growth strategy. We completed two acquisitions during the year ended November 30, 2017 for a total purchase price of approximately $445 million. In 2016, in addition to the Merger, we completed two other acquisitions for a total purchase price of approximately $1.1 billion. We paid a total purchase price of approximately $370 million for acquisitions we completed during the year ended November 30, 2015. Our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition. For a more detailed description of our recent acquisition activity, see “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 3” in Part II of this Form 10-K.

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

Global Operations

Approximately 40 percent of our revenue is transacted outside of the United States; however, only about 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact on our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures are the British Pound, Euro, Canadian Dollar, Singapore Dollar, and Indian Rupee. See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Rate Risk” for additional discussion of the impacts of foreign currencies on our operations.

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

Stock-based compensation expense. We issue equity awards to our employees primarily in the form of restricted stock units, performance stock units, and stock options, for which we record cost over the respective vesting periods. The typical vesting period is three years. As of November 30, 2017, we had approximately 10.7 million unvested RSUs/RSAs and 13.4 million unvested stock options outstanding.

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

Revenue Recognition. The majority of our offerings are provided under agreements containing standard terms and conditions. Approximately 83 percent of our 2017 revenue was derived from recurring revenue arrangements, which are initially deferred and then recognized ratably as delivered over the term of the agreement for annual contractual periods billed up front, or is billed and recognized on a periodic basis. These standard agreements typically do not require any significant judgments about when revenue should be recognized. For non-standard agreements, we generally make judgments about revenue recognition matters such as whether sufficient legally binding terms and conditions exist and whether customer acceptance has been received.

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

Business Combinations. We apply the purchase method of accounting to our business combinations. All of the assets acquired, liabilities assumed, and contingent consideration are allocated based on their estimated fair values. Fair value determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and expected business performance. There are also different valuation models for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition, the mix of intangible assets acquired, and expected business performance, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates.

Goodwill and Other Intangible Assets. We make various assumptions about our goodwill and other intangible assets, including their estimated useful lives and whether any potential impairment events have occurred. We perform impairment analyses on the carrying values of goodwill and other intangible assets at least annually. Additionally, we review the carrying value of goodwill and other intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include the following:

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

For goodwill, we use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that goodwill has been impaired. In 2017, we used a qualitative analysis for each reporting unit with goodwill in determining that no impairment indicators were present. That determination requires a number of significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. The use of different estimates or assumptions could result in significantly different fair values for our goodwill and other intangible assets.

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

Pension Accounting. During the fourth quarter of each fiscal year (or upon any remeasurement date), we immediately recognize net actuarial gains or losses in excess of a corridor in our operating results. The corridor amount is equivalent to 10 percent of the greater of the market-related value of plan assets or the plan’s benefit obligation at the beginning of the year. We use the actual fair value of plan assets at the measurement date as the measure of the market-related value of plan assets.

Our pension expense and associated pension liability requires the use of judgment in determining assumptions about the estimated long-term rate of return on plan assets and the discount rate, as well as various demographic assumptions. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability, which should minimize volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated for actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For 2017, we used a 4.7 percent expected long-term rate of return on plan assets and a 4.2 percent discount rate for the U.S. Retirement Income Plan (RIP). The actual return on U.S. RIP plan assets during 2017 was 12.7 percent.

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and will impact expense in the subsequent year. A 50-basis-point change in certain assumptions made at the beginning of 2017 would have resulted in the following effects on 2017 pension expense and the projected benefit obligation (“PBO”) as of November 30, 2017 for the U.S. and U.K. RIP plans (in millions):

	Impact to Pension Results - U.S. and U.K. RIP
Change in assumption	Increase/(Decrease) to 2017 Pre-Tax Expense	Increase/(Decrease) to November 30, 2017 PBO
50-basis-point decrease in discount rate	$8.3	$14.5
50-basis-point increase in discount rate	(0.8)	(13.1)
50-basis-point decrease in expected return on assets	0.9	—
50-basis-point increase in expected return on assets	(0.9)	—

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

For performance-based restricted stock unit grants, including those with a market-based adjustment factor, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. Each quarter, we evaluate the probability of the number of shares that are expected to vest and adjust our stock-based compensation expense accordingly.

Results of Operations

Total Revenue

Total revenue for 2017 increased 32 percent compared to the same period of 2016. Total revenue for 2016 increased 25 percent compared to the same period in 2015. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2017 to 2016 and 2016 to 2015. Markit’s revenue of approximately $1.233 billion for the year ended November 30, 2017, less the $68 million increase from the year ended November 30, 2016, has been included in the calculation of acquisitive growth in the table immediately below, and then the components of Markit’s $68 million revenue growth versus the prior year have been included in their related factors in the table further below. Similarly, Markit’s revenue from July 12, 2016 to November 30, 2016 of approximately $449 million, less the $9 million change from the comparable 2015 stub period, has been included in the calculation of acquisitive growth in the table immediately below, and then the components of Markit’s $9 million revenue growth in the period from July 12, 2016 to November 30, 2016 versus the prior year have been included in their related factors in the table further below. We have noted Financial Services growth percentages as not meaningful (N/M) where applicable, as absolute growth percentages are not meaningful comparisons due to the timing of the Merger in 2016.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2017 vs. 2016	4%	29%	(1)%
2016 vs. 2015	—%	27%	(2)%

Organic revenue growth in 2017 was attributable to both recurring and nonrecurring revenue growth, while organic revenue growth in 2016 was flat. The recurring-based business represented 83 percent of total revenue in 2017, compared to 82 percent and 81 percent of total revenue in 2016 and 2015, respectively. The recurring-based business increased 3 percent organically in 2017, led by Transportation and Financial Services offerings, partially offset by Resources, and had relatively flat organic growth in 2016. The non-recurring business increased 9 percent organically in 2017, led by Transportation and Financial Services offerings, and decreased 3 percent organically in 2016, which was adversely impacted by lower consulting, software, and services revenue, mostly in our Resources segment. The non-recurring revenue increase in 2017 and revenue decline in 2016 was also partially due to the timing of the biennial cycle of the BPVC standard. BPVC contributed approximately $12 million of revenue in the 2017 results and $10 million in the 2015 results.

Acquisition-related revenue growth for 2017 was primarily due to the Merger, as well as the run-out of the CARPROOF and OPIS acquisitions from the first quarter of 2016. Acquisition-related revenue growth for 2017 was also minimally impacted by the acquisitions of automotiveMastermind and Macroeconomic Advisers in the fourth quarter of 2017. Acquisition-related revenue growth for 2016 was primarily due to the Merger, as well as the acquisitions of CARPROOF and OPIS and the run-out of our 2015 acquisitions.

Foreign currency movements had a moderately adverse impact on our 2017 and 2016 revenue growth as the U.S. dollar continued to maintain its strength against foreign currencies. Due to the extent of our global operations, foreign currency movements could have an adverse impact on our results in the future.

Revenue by Segment

	Year ended November 30,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(In millions, except percentages)	2017	2016	2015
Revenue:
Resources	$839.3	$860.8	$884.6	(2)%	(3)%
Transportation	991.6	892.8	758.4	11%	18%
CMS	535.9	532.2	541.3	1%	(2)%
Financial Services	1,232.9	449.0	—	N/M	N/M
Total revenue	$3,599.7	$2,734.8	$2,184.3	32%	25%

The percentage change in revenue for each segment is due to the factors described in the following table.

	2017 vs. 2016			2016 vs. 2015
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources revenue	(4)%	2%	—%	(9)%	8%	(1)%
Transportation revenue	10%	2%	—%	10%	8%	(1)%
CMS revenue	2%	—%	(1)%	(2)%	2%	(2)%
Financial Services revenue	7%	—%	(1)%	4%	2%	(4)%

Resources revenue encountered significant energy industry headwinds in 2016 and into early 2017 due to lower energy prices and reduced industry spending. However, we began to see a more stable price environment and more favorable capital spending budgets as 2017 progressed. During 2016, on a constant currency basis, our Resources annual contract value excluding OPIS (“ACV”), which represents the annualized value of recurring revenue contracts, declined approximately 10 percent, and in 2017, ACV was relatively flat, reflecting a more stabilized upstream market. As a result, recurring revenue moderated from a 9 percent organic decline in 2016 to a 5 percent organic decline in 2017. These challenges in the energy industry contributed to difficulties in our organic non-recurring revenue results for 2016, with a 12 percent decline, but recovered in 2017 to a 3 percent organic growth rate, aided by growth in events and paid presentations. Our Chemicals and OPIS product offerings continue to perform well.

Transportation revenue increases for 2016 and 2017 were driven by continued solid organic recurring and non-recurring growth, led by our automotive product offerings. We continue to see strong organic growth in our automotive product category due to continued penetration and new products within our used car product offerings, strong recall product offerings and activity, and continued benefits from ongoing innovation around our new car product offerings as a result of the increasing use of digital marketing, new automotive technologies, and global regulatory pressure to curb fuel consumption and emissions.

CMS organic revenue growth in 2017 was primarily due to growth in our Product Design offerings, including the BPVC release this year. The CMS organic revenue decline in 2016 was primarily due to the prior year BPVC release, as well as the loss of a large RootMetrics customer contract and product rationalization within our Technology, Media & Telecom product offerings.

Financial Services revenue experienced strong organic recurring and non-recurring growth. Within our Information product offerings, our 7 percent organic growth in 2017 and 4 percent organic growth in 2016 was primarily due to the strong performance of our indices and bond pricing product offerings. Our Processing offerings delivered 6 percent organic revenue growth in both 2017 and 2016, with strength in our loans processing products driven by the strong leveraged finance and syndicated loans markets. Derivatives processing experienced negative organic revenue growth in 2016 and 2017 due to lower credit volumes. Solutions organic revenue growth of 8 percent in 2017 and 2 percent in 2016 benefitted from broad-based growth across the portfolio, led by our loan services and EDM product offerings.

Revenue by Transaction Type

	Year ended November 30,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(In millions, except percentages)	2017	2016	2015
Revenue:
Recurring fixed	$2,550.0	$2,074.5	$1,768.5	23%	17%
Recurring variable	449.0	164.1	—	N/M	N/M
Non-recurring	600.7	496.2	415.8	21%	19%
Total revenue	$3,599.7	$2,734.8	$2,184.3	32%	25%

As a percent of total revenue:
Recurring fixed	71%	76%	81%
Recurring variable	12%	6%	—%
Non-recurring	17%	18%	19%

Recurring revenue represents a steady and predictable source of revenue for us. Recurring fixed revenue increased 2 percent organically for 2017, compared to 2016, and was flat for 2016, compared to 2015. Recurring variable revenue was composed entirely of Financial Services revenue for all periods, and grew 9 percent organically in 2017 and 8 percent in 2016. These trends are especially important for us, as recurring revenue is at the core of our business model. Transportation recurring revenue offerings provided the largest contribution to the growth, at 10 percent growth for each of 2017 and 2016. CMS recurring offerings delivered 1 percent organic growth in 2017 and 2 percent organic growth in 2016. Resources recurring offerings declined 5 percent in 2017 and 9 percent in 2016 as a result of the reduction in the energy ACV base, with Chemicals and OPIS product offerings partially offsetting the energy performance. Financial Services recurring revenue provided 6 percent organic growth in 2017 and stub period 2016 organic growth of 4 percent.

Non-recurring revenue grew 9 percent organically in 2017, following a decrease of 3 percent in 2016. The 2017 increase was primarily driven by strength in our automotive and financial services product offerings, as well as the benefit from the 2017 BPVC release, which only occurs every other year. Additionally, Resources rebounded in 2017 to contribute positive organic growth. The decline in 2016 was partially due to the BPVC release in 2015, as well as lower software sales in our energy offerings and lower report sales from our technology product rationalization efforts. The 2016 decline was partially offset by the strength of the Transportation segment’s results.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Year ended November 30,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(In millions, except percentages)	2017	2016	2015
Operating expenses:
Cost of revenue	$1,348.4	$1,037.7	$819.2	30%	27%
SG&A expense	1,096.0	907.1	795.3	21%	14%
Total cost of revenue and SG&A expense	$2,444.4	$1,944.8	$1,614.5	26%	20%

Depreciation and amortization expense	$492.5	$335.7	$215.1	47%	56%

As a percent of revenue:
Total cost of revenue and SG&A expense	68%	71%	74%
Depreciation and amortization expense	14%	12%	10%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. The significant increase in absolute total costs in 2017 and 2016 was due to the Merger. As a percent of revenue, cost of revenue and SG&A expense have steadily decreased since 2015, primarily because of the higher margin Financial Services segment, as well as ongoing cost management and rationalization efforts associated with acquisition integration.

Within our cost of revenue and SG&A expense, stock-based compensation expense as a percentage of revenue was 7 percent, 7 percent, and 6 percent for the years ended November 30, 2017, 2016, and 2015, respectively. The higher stock-based compensation percentages in 2017 and 2016 are primarily due to the assumption and revaluation of legacy Markit outstanding awards at the Merger date and the acceleration of certain share awards associated with severance activities post-Merger.

Depreciation and Amortization Expense

Depreciation expense has been increasing primarily as a result of increases in capital expenditures for our various infrastructure and software development initiatives, as well as assets acquired through the Merger. Amortization expense has increased primarily because of intangible assets associated with the Merger, as well as the other 2016 and 2017 acquisitions.

Acquisition-related Costs

In 2017, we incurred $113 million of costs associated with acquisitions, including employee severance charges and retention costs, contract termination costs for facility consolidations, legal and professional fees, and compensation costs related to the performance awards granted in connection with the purchase of aM. We incurred $161 million of acquisition-related costs in 2016, primarily for the Merger, including $90 million of costs related to advisory and banker fees and another $60 million for costs to achieve Merger synergy targets, including employee severance and retention costs, as well as contract termination costs primarily related to the consolidation of our legacy facilities. We incurred approximately $2 million of acquisition-related costs in 2015. We expect to incur additional acquisition-related costs related to the aM performance awards over the next several years, as well as remaining integration costs related to the Merger.

Segment Adjusted EBITDA

	Year ended November 30,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(In millions, except percentages)	2017	2016	2015
Adjusted EBITDA:
Resources	$360.2	$367.8	$356.8	(2)%	3%
Transportation	408.6	353.3	282.7	16%	25%
CMS	125.2	127.5	106.8	(2)%	19%
Financial Services	553.7	190.4	—	N/M	N/M
Shared services	(57.8)	(51.3)	(49.9)	13%	3%
Total Adjusted EBITDA	$1,389.9	$987.7	$696.4	41%	42%

As a percent of segment revenue:
Resources	43%	43%	40%
Transportation	41%	40%	37%
CMS	23%	24%	20%
Financial Services	45%	42%	N/M

For 2017, Adjusted EBITDA increased due to the Merger, profit delivery from revenue growth in Transportation and Financial Services, and ongoing cost management and rationalization efforts associated with acquisition integration. For 2016, Adjusted EBITDA increased due to the Merger, acquisitions in the first quarter of 2016, and cost management efforts in a lower revenue growth environment.

As a percentage of segment revenue, Adjusted EBITDA held relatively steady or continued to improve in 2017 due to continued integration and business leveraging efforts. Adjusted EBITDA for all segments improved in 2016 due to the transition to our business line operating model and associated simplification and reduction of our centralized marketing, sales support, and shared service cost structures. Resources segment Adjusted EBITDA margin in 2016 also increased due to cost reductions that aligned resources with current business opportunities. Transportation segment Adjusted EBITDA margin increases in 2017 and 2016 were aided by margin flow through from high revenue growth in that segment, and Financial Services segment Adjusted EBITDA margin was also strengthened in 2017 by margin flow-through from high revenue growth.

Provision for Income Taxes

Our effective tax rate for continuing operations for the year ended November 30, 2017 was negative 13.4 percent, compared to negative 3.6 percent in 2016 and 20.6 percent in 2015. The low 2017 tax rate is primarily due to tax benefits associated with our capital structure, the benefit from Merger-related expenses, the release of a $29.3 million valuation allowance on tax attributes in the third quarter of 2017, and the adoption of ASU 2016-09. The decrease in the 2016 effective tax rate is due to the Merger and the associated tax benefits related to merger costs, acquired intangibles, the new capital structure, and the U.K. tax rate reduction.

In December 2017, the TCJA was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. We are currently evaluating the effects of the TCJA, but, while there are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the TCJA (as discussed in “Item 1A. Risk Factors - Future changes in tax laws, including in the rates of taxation, could have a material adverse effect on our results of operations and financial condition”), we expect that it will have a favorable impact on our financial results.

EBITDA and Adjusted EBITDA (non-GAAP measure)

	Year ended November 30,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(In millions, except percentages)	2017	2016	2015

Net income attributable to IHS Markit Ltd.	$416.9	$152.8	$240.2	173%	(36)%
Interest income	(2.2)	(1.3)	(0.9)
Interest expense	154.3	119.4	70.9
Provision (benefit) for income taxes	(49.9)	(5.1)	48.9
Depreciation	157.0	114.8	85.0
Amortization	335.5	220.9	130.1
EBITDA	$1,011.6	$601.5	$574.2	68%	5%
Stock-based compensation expense	261.9	203.9	128.9
Restructuring charges	—	22.8	39.4
Acquisition-related costs	103.1	161.2	1.5
Acquisition-related performance compensation	9.9	—	—
Litigation charges related to class action suit	—	0.1	—
Loss on debt extinguishment	—	0.6	—
Impairment of assets	—	—	1.2
Gain on sale of assets	—	(0.7)	—
Pension adjustment expense	5.4	8.4	2.5
Share of joint venture results not attributable to Adjusted EBITDA	(1.2)	0.3	—
Adjusted EBITDA attributable to noncontrolling interest	(0.8)	(1.2)	—
Income from discontinued operations, net	—	(9.2)	(51.3)
Adjusted EBITDA	$1,389.9	$987.7	$696.4	41%	42%
Adjusted EBITDA as a percentage of revenue	38.6%	36.1%	31.9%

Our Adjusted EBITDA margin performance increased each year primarily because of the Merger and our integration and cost management efforts. In 2017, we also benefitted from margin flow-through on our 4 percent organic revenue growth. We expect to continue to drive margin improvement through continued integration and cost management efforts.

Financial Condition

(In millions, except percentages)	As of November 30, 2017	As of November 30, 2016	Dollar change	Percent change
Accounts receivable, net	$693.5	$635.6	$57.9	9%
Accrued compensation	$157.4	$174.0	$(16.6)	(10)%
Deferred revenue	$790.8	$770.2	$20.6	3%

The increase in our accounts receivable balance was primarily due to increased revenue in the current year. The decrease in accrued compensation was due primarily to lower attainment of certain performance objectives associated with our annual incentive plan. The increase in deferred revenue was primarily due to increased billings in 2017.

Liquidity and Capital Resources

As of November 30, 2017, we had cash and cash equivalents of $134 million, of which approximately $106 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under a revolving credit facility. We had approximately $4.19 billion of debt as of November 30, 2017, consisting primarily of $0.89 billion of revolving facility debt, $1.63 billion of term loan debt, $1.57 billion of senior notes, and $149.5 million of institutional senior notes. As of November 30, 2017, we had approximately $962 million available under our revolving credit facility.

On December 1, 2017, we issued $500 million aggregate principal amount of senior unsecured notes (“4.00% Notes”) due 2026 in an offering not subject to the registration requirements of the Securities Act. The 4.00% Notes bear interest at a fixed rate of 4.00 percent and mature on March 1, 2026. Interest on the 4.00% Notes is due semiannually on March 1 and September 1 of each year, commencing March 1, 2018. Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.

Our interest expense in each of 2016 and 2017 increased primarily because of a higher average debt balance as a result of acquisitions and share repurchases, a higher effective interest rate due to an increased amount of fixed-rate debt, and financing fees incurred in conjunction with acquisition and Merger activity. We expect that our interest expense will continue to be higher in 2018 compared to 2017 and 2016, primarily due to increasing debt balances and a higher percentage of fixed-rate debt as we execute additional long-term financing at attractive interest rates.

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of November 30, 2017, we had repurchased approximately $1.57 billion under this authorization.

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

See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8” in Part II of this Form 10-K for additional information about our debt obligations.

Cash Flows

	Year ended November 30,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(In millions, except percentages)	2017	2016	2015
Net cash provided by operating activities	$961.5	$638.3	$612.6	51%	4%
Net cash used in investing activities	$(646.3)	$(982.8)	$(496.0)	(34)%	98%
Net cash provided by (used in) financing activities	$(329.3)	$177.5	$45.4	(286)%	291%

In 2017, net cash provided by operating activities increased significantly, primarily as a result of the Merger. Net cash provided by operating activities for 2016 and 2015 was relatively stable, with acquisitions and increased operating performance particularly contributing to an increase in cash flow from operations in 2016, partially offset by increased payments for Merger-related fees, interest expense, and income tax payments.

Net cash used in investing activities for 2017 decreased from 2016 primarily due to lower cost acquisitions, partially offset by increased capital expenditures (largely software development costs). Net cash used in investing activities for 2016 increased from 2015 due to a higher level of large acquisition activity in 2016, partially offset by proceeds received from the sale of the GlobalSpec and OE&RM product groups.

Net cash used in financing activities in 2017 consists primarily of repurchases of common shares in the open market and for payments related to tax withholding for stock-based compensation, partially offset by increased borrowings and cash from stock option exercises. Net cash provided by financing activities for 2016 consists of borrowings on our revolving facility and cash from stock option exercises, partially offset by repurchases of common shares. Net cash provided by financing activities for 2015 consists of borrowings on our revolving facility that were used principally to help finance our acquisitions and share repurchase activities.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Year ended November 30,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(In millions, except percentages)	2017	2016	2015
Net cash provided by operating activities	$961.5	$638.3	$612.6
Capital expenditures on property and equipment	(260.2)	(147.6)	(122.9)
Free cash flow	$701.3	$490.7	$489.7	43%	—%

The significant increase in 2017 free cash flow was primarily due to the Merger and increased operating performance, partially offset by increased capital expenditure activity and cash payments for acquisition-related costs. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8” in Part II of this Form 10-K for a discussion of the current status of our debt arrangements.

Share Repurchase Programs

Please refer to Part II, Item 5 and “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15” in Part II of this Form 10-K for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments as of November 30, 2017, along with the obligations associated with our term loans and notes, and the future periods in which such obligations are expected to be settled in cash (in millions):

		Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loans, notes, and interest	$3,985.6	$700.2	$485.9	$1,845.0	$954.5
Operating lease obligations	675.0	104.2	169.7	130.3	270.8
Unconditional purchase obligations	117.2	43.0	55.3	18.9	—
Total	$4,777.8	$847.4	$710.9	$1,994.2	$1,225.3

We expect to contribute approximately $3 million to our pension and postretirement benefit plans in 2018.

In addition to the term loans and notes, as of November 30, 2016, we also had $0.89 billion of outstanding borrowings under our $1.85 billion 2016 revolving facility at a current annual interest rate of 2.78 percent. The facility has a five-year term ending in July 2021. We also had approximately $4 million in capital lease obligations as of November 30, 2017.

Recent Accounting Pronouncements

Please refer to “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2” in Part II of this Form 10-K for a discussion of recent accounting pronouncements and their anticipated effect on our business.

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

Interest Rate Risk

As of November 30, 2017, we had no significant investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

Our 2016 revolving facility, our 2016 term loan, and our 2017 term loan borrowings are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of November 30, 2017, we had $2.517 billion of floating-rate debt at a 2.85 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $21 million ($25 million without giving effect to any of our interest rate swaps).

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates decreased our revenues by approximately $27 million, $50 million, and $46 million for the years ended November 30, 2017, 2016, and 2015, respectively, and had no material impact on operating income for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our shareholders’ equity. In 2017, we recorded a cumulative translation gain of $346 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A hypothetical ten percent change in the currencies that we are primarily exposed to would have impacted our 2017 revenue by approximately $85 million and would not have had a material impact on operating income. Approximately 75% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IHS Markit Ltd.

We have audited the accompanying consolidated balance sheets of IHS Markit Ltd. (the “Company”) as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended November 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Markit Ltd. at November 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Markit Ltd.’s internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 22, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
January 22, 2018

IHS MARKIT LTD.
CONSOLIDATED BALANCE SHEETS
(In millions, except for per-share amount)

	As of	As of
	November 30, 2017	November 30, 2016
Assets
Current assets:
Cash and cash equivalents	$133.8	$138.9
Accounts receivable, net	693.5	635.6
Income tax receivable	31.9	26.0
Deferred subscription costs	62.8	55.6
Other current assets	93.0	77.4
Total current assets	1,015.0	933.5
Non-current assets:
Property and equipment, net	531.3	416.2
Intangible assets, net	4,188.3	4,351.8
Goodwill	8,778.5	8,209.8
Deferred income taxes	7.1	14.8
Other	34.2	10.5
Total non-current assets	13,539.4	13,003.1
Total assets	$14,554.4	$13,936.6
Liabilities and equity
Current liabilities:
Short-term debt	$576.0	$104.6
Accounts payable	53.4	58.9
Accrued compensation	157.4	174.0
Accrued royalties	42.2	35.7
Other accrued expenses	280.8	257.1
Income tax payable	5.5	11.9
Deferred revenue	790.8	770.2
Total current liabilities	1,906.1	1,412.4
Long-term debt, net	3,617.3	3,279.3
Accrued pension and postretirement liability	31.8	33.0
Deferred income taxes	869.8	995.1
Other liabilities	105.9	74.7
Commitments and contingencies
Redeemable noncontrolling interests	19.1	57.7
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 468.7 and 454.1 issued, and 399.2 and 415.0 outstanding at November 30, 2017 and 2016, respectively	4.7	4.5
Additional paid-in capital	7,612.1	7,210.9
Treasury shares, at cost: 69.5 and 39.1 at November 30, 2017 and 2016, respectively	(1,745.0)	(499.1)
Retained earnings	2,217.6	1,806.9
Accumulated other comprehensive loss	(85.0)	(438.8)
Total shareholders' equity	8,004.4	8,084.4
Total liabilities and equity	$14,554.4	$13,936.6
See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per-share amounts)

	Year ended November 30,
	2017	2016	2015
Revenue	$3,599.7	$2,734.8	$2,184.3
Operating expenses:
Cost of revenue	1,348.4	1,037.7	819.2
Selling, general and administrative	1,096.0	907.1	795.3
Depreciation and amortization	492.5	335.7	215.1
Restructuring charges	—	22.8	39.4
Acquisition-related costs	113.0	161.2	1.5
Net periodic pension and postretirement expense	6.9	10.0	4.5
Other expense (income), net	18.7	(0.1)	1.5
Total operating expenses	3,075.5	2,474.4	1,876.5
Operating income	524.2	260.4	307.8
Interest income	2.2	1.3	0.9
Interest expense	(154.3)	(119.4)	(70.9)
Non-operating expense, net	(152.1)	(118.1)	(70.0)
Income from continuing operations before income taxes and equity in loss of equity method investee	372.1	142.3	237.8
Benefit (provision) for income taxes	49.9	5.1	(48.9)
Equity in loss of equity method investee	(5.0)	(4.5)	—
Income from continuing operations	417.0	142.9	188.9
Income from discontinued operations, net	—	9.2	51.3
Net income	$417.0	$152.1	$240.2
Net (income) loss attributable to noncontrolling interest	(0.1)	0.7	—
Net income attributable to IHS Markit Ltd.	$416.9	$152.8	240.2

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$1.04	$0.46	$0.78
Income from discontinued operations, net	—	0.03	0.21
Net income attributable to IHS Markit Ltd.	$1.04	$0.49	$0.99
Weighted average shares used in computing basic earnings per share	400.3	309.2	243.4

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$1.00	$0.45	$0.77
Income from discontinued operations, net	—	0.03	0.21
Net income attributable to IHS Markit Ltd.	$1.00	$0.48	$0.97
Weighted average shares used in computing diluted earnings per share	416.2	316.3	246.4

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended November 30,
	2017	2016	2015
Net income	$417.0	$152.1	$240.2
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	6.6	4.1	(5.1)
Net pension liability adjustment (2)	1.4	(1.3)	0.5
Foreign currency translation adjustment	345.8	(250.4)	(79.9)
Total other comprehensive income (loss)	353.8	(247.6)	(84.5)
Comprehensive income (loss)	$770.8	$(95.5)	$155.7
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.7	—
Comprehensive income (loss) attributable to IHS Markit Ltd.	$770.7	$(94.8)	$155.7

(1) Net of tax benefit (expense) of $(1.7), $(2.8), and $3.3 for the years ended November 30, 2017, 2016, and 2015, respectively.
(2) Net of tax benefit (expense) of $(1.2), $0.6, and $(0.6) for the years ended November 30, 2017, 2016, and 2015, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended November 30,
	2017	2016	2015
Operating activities:
Net income attributable to IHS Markit Ltd.	$416.9	$152.8	$240.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	492.5	335.7	235.5
Stock-based compensation expense	261.9	206.2	135.4
Gain on sale of business	—	(41.5)	—
Impairment of assets	—	—	4.6
Excess tax benefit from stock-based compensation	—	(5.6)	(5.5)
Net periodic pension and postretirement expense	6.9	10.0	4.5
Undistributed loss of affiliates, net	5.3	2.2	—
Pension and postretirement contributions	(5.7)	(5.7)	(5.9)
Deferred income taxes	(100.1)	6.7	(34.9)
Change in assets and liabilities:
Accounts receivable, net	(27.5)	(8.5)	56.1
Other current assets	(34.6)	12.3	(15.6)
Accounts payable	(20.0)	(12.5)	(4.1)
Accrued expenses	(42.8)	35.6	(0.1)
Income tax	(14.7)	(44.7)	32.1
Deferred revenue	4.7	(14.6)	(34.2)
Other liabilities	18.7	9.9	4.5
Net cash provided by operating activities	961.5	638.3	612.6
Investing activities:
Capital expenditures on property and equipment	(260.2)	(147.6)	(122.9)
Acquisitions of businesses, net of cash acquired	(401.1)	(1,014.4)	(369.9)
Proceeds from sale of business	—	190.9	—
Change in other assets	0.5	(4.5)	(3.8)
Settlements of forward contracts	14.5	(7.2)	0.6
Net cash used in investing activities	(646.3)	(982.8)	(496.0)
Financing activities:
Proceeds from borrowings	3,194.5	4,018.0	550.0
Repayment of borrowings	(2,381.2)	(3,364.8)	(261.2)
Payment of debt issuance costs	(14.4)	(22.8)	—
Payments for purchase of noncontrolling interests	(57.0)	—	—
Proceeds from noncontrolling interests	7.5	—	—
Contingent consideration payments	(2.6)	—	—
Repurchases of common shares	(1,317.8)	(570.0)	(200.4)
Proceeds from the exercise of employee stock options	331.6	147.3	—
Payments related to tax withholding for stock-based compensation	(89.9)	(35.8)	(48.5)
Excess tax benefit from stock-based compensation	—	5.6	5.5
Net cash (used in) provided by financing activities	(329.3)	177.5	45.4
Foreign exchange impact on cash balance	9.0	12.8	(22.1)
Net (decrease) increase in cash and cash equivalents	(5.1)	(154.2)	139.9
Cash and cash equivalents at the beginning of the period	138.9	293.1	153.2
Cash and cash equivalents at the end of the period	133.8	138.9	293.1
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	—	—	(1.5)
Cash and cash equivalents from continuing operations at the end of the period	$133.8	$138.9	$291.6
See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2014	243.2	$2.5	$954.6	$(105.9)	$1,415.1	$(106.7)	$2,159.6	$—
Share-based award activity	2.9	—	91.2	(10.7)	—	—	80.5	—
Excess tax benefit on vested shares	—	—	5.5	—	—	—	5.5	—
Repurchases of common shares	(5.9)	—	—	(200.4)	—	—	(200.4)	—
Net income	—	—	—	—	240.2	—	240.2	—
Other comprehensive loss	—	—	—	—	—	(84.5)	(84.5)	—
Balance at November 30, 2015	240.2	2.5	1,051.3	(317.0)	1,655.3	(191.2)	2,200.9	—
Repurchases of common shares	(17.1)	—	—	(570.0)	—	—	(570.0)	—
Common shares issued in connection with the Merger	182.8	2.0	6,245.4	—	—	—	6,247.4	—
Noncontrolling interest acquired through the Merger	—	—	—	—	—	—	—	57.2
Cancellation of treasury shares	—	—	(420.2)	420.2	—	—	—	—
Share-based award activity	2.7	—	183.7	(32.3)	—	—	151.4	—
Option exercises	6.4	—	147.3	—	—	—	147.3	—
Excess tax benefit on vested shares	—	—	3.4	—	—	—	3.4	—
Net income	—	—	—	—	152.8	—	152.8	(0.7)
Noncontrolling interest activity	—	—	—	—	(1.2)	—	(1.2)	1.2
Other comprehensive loss	—	—	—	—	—	(247.6)	(247.6)	—
Balance at November 30, 2016	415.0	4.5	7,210.9	(499.1)	1,806.9	(438.8)	8,084.4	57.7
Repurchases of common shares	(32.3)	—	—	(1,317.8)	—	—	(1,317.8)	—
Share-based award activity	2.3	0.1	68.7	71.9	—	—	140.7	—
Option exercises	14.2	0.1	332.5	—	—	—	332.6	—
Net income	—	—	—	—	416.9	—	416.9	0.1
Issuance of noncontrolling interests	—	—	—	—	—	—	—	10.0
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(57.0)
Other noncontrolling interest activity	—	—	—	—	(6.2)	—	(6.2)	8.3
Other comprehensive income	—	—	—	—	—	353.8	353.8	—
Balance at November 30, 2017	399.2	$4.7	$7,612.1	$(1,745.0)	$2,217.6	$(85.0)	$8,004.4	$19.1
See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

On July 12, 2016, IHS Inc. (“IHS”), a Delaware corporation, Markit Ltd. (“Markit”), a Bermuda exempted company, and Marvel Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and an indirect and wholly owned subsidiary of Markit, completed a merger (“Merger”) pursuant to which Merger Sub merged with and into IHS, with IHS surviving the Merger as an indirect and wholly owned subsidiary of Markit. Upon completion of the Merger, Markit became the combined group holding company and was renamed IHS Markit Ltd. (“IHS Markit” or “we” or “us” or “our”). In accordance with the terms of the Merger agreement, IHS stockholders received 3.5566 common shares of IHS Markit for each share of IHS common stock they owned and IHS Inc. common stock was delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act.

The Merger has been accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805. This standard requires that one of the two companies in the Merger be designated as the acquirer for accounting purposes based on the evidence available. We have treated IHS as the acquiring entity for accounting purposes, and accordingly, the Markit assets acquired and liabilities assumed have been adjusted based on fair value at the consummation of the Merger. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed has been recognized as goodwill. In identifying IHS as the acquiring entity for accounting purposes, IHS Markit took into account the voting rights of all equity instruments, the intended corporate governance structure of the combined company, and the size of each of the companies. In assessing the size of each of the companies, IHS Markit evaluated various metrics, including, but not limited to: assets, revenue, operating income, EBITDA, Adjusted EBITDA, market capitalization, and enterprise value. No single factor was the sole determinant in the overall conclusion that IHS is the acquirer for accounting purposes; rather, all factors were considered in arriving at our conclusion.

We qualified as a foreign private issuer (“FPI”) under the rules of the SEC through the end of our fiscal year 2017. However, even while we continued to qualify as an FPI, we reported our financial results in accordance with U.S. GAAP and elected to file our annual and interim reports on Forms 10-K, 10-Q, and 8-K. Effective as of December 1, 2017, we are no longer an FPI and are now subject to the informational requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) applicable to U.S. domestic issuers and, in accordance with the Exchange Act, filing reports with and furnishing other information to the SEC. We will continue to report our financial results in accordance with U.S. GAAP and to file our annual and interim reports on Forms 10-K, 10-Q, and 8-K in full compliance with the requirements of the Exchange Act.

Our segments are organized to address customer needs by industry, as follows:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions (“CMS”), which includes our Product Design; Technology, Media & Telecom; and Economics & Country Risk product offerings; and

•	Financial Services, which includes our Information, Processing, and Solutions product offerings.

We offer the majority of our products and services through recurring fixed and variable fee arrangements, and this business model has historically delivered stable revenue and predictable cash flows.

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year. Another example is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2017.

2.	Significant Accounting Policies

Fiscal Year End
Our fiscal year ends on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2017 means the year ended November 30, 2017.

Consolidation Policy
The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In July 2014, legacy Markit acquired a controlling stake in Compliance Technologies International LLP (“CTI”). At the time of the acquisition, a back-to-back put/call option for the shares held by the noncontrolling interest was established, with the earliest exercise date being July 2017. Subsequent to the Merger, the put/call option has been accounted for as mezzanine equity, with current income or loss being recorded as an adjustment to the mezzanine equity balance and the mezzanine equity balance accreting value up to the earliest redemption date. In October 2017, we purchased a majority of the remaining noncontrolling interest for approximately $57 million, and in December 2017, we purchased the remaining noncontrolling interest for approximately $10 million.

In May 2017, we sold a redeemable noncontrolling interest in a small limited liability company we own. The units issued to the noncontrolling interests include put/call options, and we have determined that the noncontrolling interests should be reported as mezzanine equity. The carrying value for this interest and the remaining CTI interest as of November 30, 2017, approximates fair value.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include valuation of long-lived and intangible assets and goodwill, contingent consideration for business combinations, income taxes, pension accounting, allowance for doubtful accounts, long-term compensation arrangements, and stock-based compensation. Actual results could differ from those estimates.

Concentration of Credit Risk
We are exposed to credit risk associated with cash equivalents, foreign currency and interest rate derivatives, and trade receivables. We do not believe that our cash equivalents or derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government, and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for probable credit losses. The allowance is based upon management’s assessment of known credit risks as well as general industry and economic conditions. Specific accounts receivable are written off upon notification of bankruptcy or once the account is significantly past due and our collection efforts are unsuccessful.

Segments
We periodically reassess our identification of operating segments. In 2016, as a result of the Merger, we created a new Financial Services segment, which consists entirely of the legacy Markit business. Our chief operating decision maker (“CODM”) reviews operating results at the Resources, Transportation, CMS, and Financial Services segment level when determining how to allocate resources and assess performance.

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

Our cash, accounts receivable, and accounts payable are all short-term in nature; therefore, the carrying value of these items approximates their fair value. The carrying value of our debt instruments other than our senior notes approximate their fair value because of the variable interest rate associated with those instruments. The fair value of the senior notes is included in

Note 8, and is measured using observable inputs in markets that are not active; consequently, we have classified the senior notes within Level 2 of the fair value hierarchy. Our derivatives, as further described in Note 7, are measured at fair value on a recurring basis by reference to similar transactions in active markets and observable inputs other than quoted prices; consequently, we have classified those financial instruments within Level 2 of the fair value hierarchy. Our pension plan assets, as further described in Note 12, are measured at fair value on a recurring basis by reference to similar assets in active markets and are therefore also classified within Level 2 of the fair value hierarchy.

Revenue Recognition
Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured.

The majority of our offerings are provided under recurring agreements containing standard terms and conditions. A significant proportion of our revenue is derived from these recurring revenue arrangements, which are initially deferred and then recognized ratably as delivered over the term of the agreement for annual contractual periods billed up front, or is billed and recognized on a monthly basis. For recurring revenue, the timing of our cash flows generally precedes the recognition of revenue and income due to the receipt of payment in advance of delivering our services. In recurring revenue arrangements that are based on volume usage, we recognize revenue in line with the usage in the period. Customers are invoiced on a monthly or quarterly basis to reflect actual usage under these arrangements.

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

Services
We provide our customers with service offerings that are primarily sold on a stand-alone basis. Our service offerings are generally separately priced in a standard price book. For services that are not in a standard price book, as the price varies based on the nature and complexity of the service offering, pricing is based on the estimated amount of time to be incurred at standard billing rates for the estimated underlying effort for executing the associated deliverable in the contract. Revenue related to services performed under time-and-material-based contracts is recognized in the period performed at standard billing rates. Revenue associated with fixed-price contracts is recognized upon completion of each specified performance obligation. See discussion of “multiple-element arrangements” below. If the contract includes acceptance contingencies, revenue is recognized in the period in which we receive documentation of acceptance from the customer.

Software
In addition to meeting the standard revenue recognition criteria described above, revenue from software arrangements must also meet the requirement that vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements exists. As a significant portion of our software licenses are sold in multiple-element arrangements that include either maintenance or, in more limited circumstances, both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We recognize perpetual license revenue upon delivery or acceptance, with maintenance revenue recognized ratably over the maintenance period. We typically recognize term license revenue over the contractual period. Delivery for software sales is deemed to occur upon electronic delivery of the license key to the end user. We have established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of pricing maintenance as a percentage of the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis.

Multiple-element arrangements
Occasionally, we may execute contracts with customers which contain multiple offerings. In our business, multiple-element arrangements refer to contracts with separate fees for subscription offerings, maintenance, and/or related services. We have established separate units of accounting as each offering is primarily sold on a stand-alone basis. Using the relative selling price method, each element of the arrangement is allocated based generally on stand-alone sales of these products and services, which constitutes our best estimate of stand-alone selling price. We do not use any other factors, inputs, assumptions, or methods to determine an estimated selling price. We recognize the elements of the contract as follows:

•
Recurring offerings and license fees are recognized ratably over the license period as long as there is an associated licensing period or a future obligation; otherwise, revenue is recognized upon delivery.

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

Leasehold improvements are depreciated over the shorter of their estimated useful life or the life of the lease. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. We also capitalize certain software development costs in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” and ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”

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

Intangible Assets and Goodwill
We account for our business combinations using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired.

Finite-lived intangible assets
Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, as follows:

Information databases	4	to	15	years
Customer relationships	8	to	25	years
Developed technology	3	to	15	years
Developed computer software	8	to	10	years
Trademarks	3	to	15	years
Other	3	to	5	years

We review the carrying amount of finite-lived intangible assets at least annually to determine whether current events or circumstances indicate a triggering event which could require an adjustment to the carrying amount. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value. We did not identify any impairment in the fiscal years ended November 30, 2017, 2016, and 2015.

Goodwill
We review the carrying amount of goodwill at least annually to determine whether current events or circumstances indicate a triggering event which could require an adjustment to the carrying amount. We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We determined that we have five reporting units for 2017. We use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that goodwill has been impaired. In 2017, we used a qualitative analysis in determining that no impairment indicators were present. In 2016 and 2015, we tested goodwill for impairment quantitatively by determining the fair value of each reporting unit and comparing it to the reporting unit’s carrying value. We determined the fair value of our reporting units based on projected future discounted cash flows, which, in turn, were based on our views of uncertain variables such as growth rates, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values. We did not identify any impairment in the fiscal years ended November 30, 2017, 2016, and 2015.

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

Judgment is required in determining the worldwide provision for income taxes. Additionally, the income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities and to changes in tax law and rates in many jurisdictions. We record tax benefits when it is more likely than not that the tax benefits will be sustained upon examination by tax authorities. We adjust our income tax provision in the period in which it becomes probable that actual results will differ from our estimates.

Pension Accounting
During the fourth quarter of each fiscal year (or upon any other remeasurement date), we immediately recognize net actuarial gains or losses in excess of a corridor in our operating results. The corridor amount is equivalent to 10 percent of the greater of the market-related value of plan assets or the plan’s benefit obligation at the beginning of the year. We use the actual fair value of plan assets at the measurement date as the measure of the market-related value of plan assets.

Treasury Shares
Treasury share purchases, whether through share withholdings for taxes or repurchase programs and transactions, are recorded at cost. Issuances from treasury shares are recorded using the weighted-average cost method.

Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into common shares.

Advertising Costs
Production costs are expensed as of the first date that the advertisements take place. Advertising expense was approximately $55.5 million, $50.8 million, and $44.7 million for the years ended November 30, 2017, 2016, and 2015, respectively, and was primarily comprised of advertising for CARFAX.

Foreign Currency
The functional currency of each of our foreign subsidiaries is typically such subsidiary’s local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Any translation adjustments are included in other comprehensive income. Transactions executed in currencies other than a subsidiary’s functional currency (which result in exchange adjustments) are remeasured at spot rates and resulting foreign-exchange-transaction gains and losses are included in the results of operations.

Stock-based Compensation
All stock-based awards are recognized in the income statement based on their grant date fair values. Compensation expense is recognized net of estimated forfeitures. We adjust compensation expense in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. We amortize the value of stock-based awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, we evaluate the probability of the number of shares that are expected to vest, and compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, which impacts the accounting for stock-based compensation. We early adopted the standard in the first quarter of our fiscal 2017. As a result of the adoption, for 2017, excess tax benefits or deficiencies associated with stock-based compensation award activity are reflected in income tax expense in the consolidated statements of operations; for 2016 and 2015, excess tax benefits and deficiencies are reported as a component of additional paid-in capital. In addition, excess tax benefits associated with award activity are now classified as cash flows from operating activities along with all other income tax cash flows, and we have elected to apply this classification change on a prospective basis.

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2019. We have determined that we will use the modified retrospective transition method upon adoption. We are currently in the contract review and assessment phase of our implementation planning, and are continuing to evaluate the impact of these new standards on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, which requires that management evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about the entity’s ability to continue as a going concern. We adopted the standard in the fourth quarter of 2017, and there was no impact on our consolidated financial statements as a result of that evaluation.

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

During the year ended November 30, 2017, we completed the following acquisitions:

automotiveMastermind Inc. (“aM”). On September 25, 2017, we acquired automotiveMastermind Inc., a leading provider of predictive analytics and marketing automation software for the automotive industry. The purchase price consisted of initial cash consideration of approximately $433 million for 78% of aM, which includes an estimated $44 million contingent consideration payment based on underlying business performance through January 2018, to be paid in the second quarter of 2018. The contingent consideration liability is recorded within other current liabilities in our consolidated balance sheet. The acquisition of aM helps to fill out our existing automotive offerings by leveraging predictive analytics to improve the buyer experience in the new car dealer market. This acquisition is included in our Transportation segment.

In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We will pay cash to acquire these interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, the arrangement will be treated as compensation expense that will be remeasured based on changes in the fair value of the equity interests; we have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability as other liabilities within the consolidated balance sheets. As of November 30, 2017, we have preliminarily estimated a range of $200 million to $225 million of unrecognized compensation expense related to this transaction that will be recognized over a weighted-average remaining recognition period of approximately 4 years.

Macroeconomic Advisers (“MEA”). On September 13, 2017, we acquired Macroeconomic Advisers, a small independent research firm that specializes in monitoring, analyzing and forecasting developments in the U.S. economy. We acquired MEA in order to provide increased macroeconomic coverage to our clients, with a special focus on policy and financial markets.

The purchase price allocation for these acquisitions is preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation, net of acquired cash, for these acquisitions (in millions):

Total
Assets:
Current assets	$7.3
Property and equipment	1.1
Intangible assets	113.8
Goodwill	370.7
Other long-term assets	0.9
Total assets	493.8
Liabilities:
Current liabilities	4.6
Deferred revenue	1.4
Deferred taxes	42.9
Total liabilities	48.9
Purchase price	$444.9

Of the goodwill recorded for the 2017 business combinations, approximately $8.4 million is tax deductible.

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

Oil Price Information Service (“OPIS”). On February 10, 2016, we acquired OPIS, an internationally referenced pricing reporting agency that serves the oil, natural gas, and biofuels industries, for $652.3 million, net of cash acquired. OPIS information primarily serves the downstream energy market, and we completed this acquisition in support of our efforts to further diversify our energy portfolio. This acquisition is included in our Resources segment.

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

Markit is a leading global provider of financial information services. Its offerings are designed to enhance transparency, reduce risk, and improve operational efficiency in the financial markets. We created a new Financial Services segment for Markit’s business, and we have included revenue and expense attributable to Markit in the Financial Services segment from the date of the Merger. Markit contributed $449.0 million of revenue and a loss of $37.7 million from continuing operations for the post-Merger period ended November 30, 2016.

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

	Year ended November 30,
Supplemental pro forma financial information (unaudited)	2016	2015
	(In millions)
Total revenue	$3,450.9	$3,297.7
Net income	$291.9	$107.6

The pro forma net income excludes $70.0 million of one-time merger and transaction costs for the year ended November 30, 2016.

The following table summarizes the purchase price allocation, net of acquired cash, for these acquisitions (in millions):

	CARPROOF	OPIS	Markit	Total
Assets:
Current assets	$6.4	$13.8	$301.9	$322.1
Property and equipment	2.2	1.7	60.2	64.1
Intangible assets	168.3	200.3	3,209.1	3,577.7
Goodwill	330.0	464.6	4,301.1	5,095.7
Other long-term assets	—	—	10.5	10.5
Total assets	506.9	680.4	7,882.8	9,070.1

Liabilities:
Current liabilities	2.7	3.2	251.4	257.3
Deferred revenue	0.2	24.8	230.8	255.8
Deferred taxes	44.5	—	627.4	671.9
Long-term debt	—	—	546.5	546.5
Other long-term liabilities	0.3	0.1	19.3	19.7
Noncontrolling interest	—	—	57.1	57.1
Total liabilities and noncontrolling interest	47.7	28.1	1,732.5	1,808.3

Purchase price, net of cash acquired	$459.2	$652.3	$6,150.3	$7,261.8

The finalization of purchase accounting in fiscal 2017 resulted in reductions to intangible assets of approximately $80 million, deferred taxes of $66 million, and other current working capital of $6 million, with an offsetting $20 million increase to goodwill. Of the goodwill recorded for the 2016 business combinations, approximately $744.3 million is tax deductible.

During the year ended November 30, 2015, we completed five acquisitions for a total purchase price of approximately $369.9 million.

4.	Accounts Receivable

Our accounts receivable balance consists of the following as of November 30, 2017 and 2016 (in millions):

	2017	2016
Accounts receivable	$716.7	$651.6
Less: Accounts receivable allowance	(23.2)	(16.0)
Accounts receivable, net	$693.5	$635.6

We record an accounts receivable allowance when it is probable that the accounts receivable balance will not be collected. The amounts comprising the allowance are based upon management’s estimates and historical collection trends. The activity in our accounts receivable allowance consists of the following for the years ended November 30, 2017, 2016, and 2015, respectively (in millions):

	2017	2016	2015
Balance at beginning of year	$16.0	$12.5	$12.2
Provision for bad debts	13.9	11.4	13.4
Other additions	2.9	2.4	2.4
Write-offs and other deductions	(9.6)	(10.3)	(15.5)
Balance at end of year	$23.2	$16.0	$12.5

5.	Property and Equipment

Property and equipment consists of the following as of November 30, 2017 and 2016 (in millions):

	2017	2016
Land, buildings and improvements	$197.3	$155.5
Capitalized software	644.5	553.6
Computers and office equipment	315.9	298.6
Property and equipment, gross	1,157.7	1,007.7
Less: Accumulated depreciation	(626.4)	(591.5)
Property and equipment, net	$531.3	$416.2

Depreciation expense was $157.0 million, $114.8 million, and $85.0 million for the years ended November 30, 2017, 2016, and 2015, respectively.

6.	Intangible Assets

The following table presents details of our acquired intangible assets, other than goodwill (in millions):

	As of November 30, 2017			As of November 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$2,957.8	$(348.6)	$2,609.2	$2,910.6	$(217.4)	$2,693.2
Developed technology	827.6	(73.4)	754.2	755.4	(20.1)	735.3
Information databases	753.7	(340.2)	413.5	768.0	(283.9)	484.1
Trademarks	488.9	(111.4)	377.5	400.9	(59.8)	341.1
Developed computer software	85.6	(54.3)	31.3	84.9	(44.9)	40.0
Other	8.3	(5.7)	2.6	12.4	(7.5)	4.9
Total	5,121.9	(933.6)	4,188.3	4,932.2	(633.6)	4,298.6
Intangible assets not subject to amortization:
Trademarks	—	—	—	53.2	—	53.2
Total intangible assets	$5,121.9	$(933.6)	$4,188.3	$4,985.4	$(633.6)	$4,351.8

During the first quarter of 2017, we determined that all of our previously non-amortizing trademarks should be reclassified to amortizing trademarks. We performed a discounted cash flow impairment test at the time of the classification change, and no impairment was indicated as a result of the test.

Intangible asset amortization expense was $335.5 million, $220.9 million, and $130.1 million for the years ended November 30, 2017, 2016, and 2015, respectively. Estimated future amortization expense related to intangible assets held as of November 30, 2017 is as follows (in millions):

Year	Amount
2018	$337.1
2019	$322.8
2020	$313.1
2021	$306.9
2022	$287.8
Thereafter	$2,620.6

Changes in our goodwill and gross intangible assets from November 30, 2016 to November 30, 2017 were primarily the result of our recent acquisition activities, as described in Note 3, as well as foreign currency translation effects. The change in net intangible assets was also primarily due to our 2017 acquisition activity, partially offset by current year amortization. Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects.

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

Because the terms of these swaps and the variable rate debt (as amended or extended over time) coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive income/loss (“AOCI”) in our consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and Singapore Dollar-denominated and Indian Rupee-denominated expenses. Because the critical terms of the forward contracts and the forecasted cash flows coincided, we did not expect any ineffectiveness associated with these contracts. We designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements was zero and $40.8 million as of November 30, 2017 and 2016, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, on the consolidated statements of operations, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $261.3 million and $333.7 million as of November 30, 2017 and 2016, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of November 30, 2017 and 2016, we had assets of $2.8 million and $5.2 million, respectively, classified within other current assets, and we had liabilities of $10.6 million and $18.7 million, respectively, classified within other accrued expenses and other liabilities.

The net loss (gain) on foreign currency forwards that are not designated as hedging instruments for the years ended November 30, 2017, 2016, and 2015, respectively, was as follows (in millions):

		Amount of (gain) loss recognized in the consolidated statements of operations
	Location on consolidated statements of operations	2017	2016	2015
Foreign currency forwards	Other expense (income), net	$(11.7)	$4.2	$4.9

The following table provides information about the cumulative amount of unrecognized hedge losses, net of tax, recorded in AOCI as of November 30, 2017 and November 30, 2016, as well as the activity on our cash flow hedging instruments for the years ended November 30, 2017, 2016, and 2015, respectively (in millions):

	Year ended November 30,
	2017	2016	2015
Beginning balance	$(10.5)	$(14.6)	$(9.5)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	1.5	(2.5)	(6.5)
Foreign currency forwards	(0.5)	0.7	0.9
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	5.7	6.1	1.9
Foreign currency forwards (1)	(0.1)	(0.2)	(1.4)
Ending balance	$(3.9)	$(10.5)	$(14.6)

(1) Amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

Approximately $4.4 million of the unrecognized losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

8.	Debt

The following table summarizes total indebtedness as of November 30, 2017 and 2016 (in millions):

	November 30, 2017	November 30, 2016
2016 revolving facility	$886.0	$1,282.0
2016 term loan:
Tranche A-1	615.0	647.8
Tranche A-2	515.6	543.1
2017 term loan	500.0	—
5% senior notes due 2022	750.0	750.0
4.75% senior notes due 2025	815.8	—
Institutional senior notes:
Series A	95.8	95.9
Series B	53.7	53.8
Share repurchase liability	—	43.4
Debt issuance costs	(42.8)	(38.3)
Capital leases	4.2	6.2
Total debt	$4,193.3	$3,383.9
Current portion	(576.0)	(104.6)
Total long-term debt	$3,617.3	$3,279.3

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (“2016 revolving facility”). Borrowings under the 2016 revolving facility mature in July 2021. The interest rates for borrowings under the 2016 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our leverage ratio, which is defined as the ratio of consolidated funded indebtedness to rolling four-quarter consolidated earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), as such terms are defined in the revolving facility agreement. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our leverage ratio. We had approximately $1.6 million of outstanding letters of credit under the 2016 revolving facility as of November 30, 2017, which reduces the available borrowing under the facility by an equivalent amount.

2016 term loan. In July 2016, we entered into a $1.206 billion amortizing term loan agreement (“2016 term loan”) that includes two tranches. The 2016 term loan has a final maturity date of July 2021. The interest rates for borrowings under the 2016 term loan are the same as those under the 2016 revolving facility.

Subject to certain conditions, the 2016 revolving facility and the 2016 term loan may be expanded by up to an aggregate of $500 million in additional commitments or term loans. The 2016 revolving facility and the 2016 term loan have certain financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as such terms are defined in the agreement.

2017 term loan. On January 26, 2017, we entered into a 364-day $500 million senior unsecured term loan (“2017 term loan”). The 2017 term loan is structured as a non-amortizing loan with repayment of principal due at maturity. The interest rates for borrowings under the 2017 term loan are the same as those under the 2016 revolving facility. The 2017 term loan has certain financial covenants that are the same as the 2016 revolving facility and the 2016 term loan, including a maximum leverage ratio and minimum interest coverage ratio, as such terms are defined in the agreement.

As of November 30, 2017, we had approximately $886.0 million of outstanding borrowings under the 2016 revolving facility at a current annual interest rate of 2.78 percent and approximately $1.631 billion of outstanding borrowings under the 2016 and 2017 term loans at a current weighted average annual interest rate of 3.22 percent, including the effect of the interest rate swaps described in Note 7.

5% senior notes due 2022 (“5% Notes”). In October 2014, IHS Inc. issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). In August 2015, we completed a registered exchange offer for the 5% Notes. In July 2016, in connection with the Merger described in Note 1, we completed an exchange offer for $742.8 million of the outstanding 5% Notes for an equal principal amount of new 5% senior unsecured notes issued by IHS Markit with the same maturity. Approximately $7.2 million of the 5% Notes did not participate in the exchange offer. The new 5% notes are not, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The new 5% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority.

The 5% Notes bear interest at a fixed rate of 5.00% and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 5% Notes as of November 30, 2017 was approximately $802.5 million.

4.75% notes due 2025 (“4.75% Notes”). In February 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. In July 2017, we issued an additional $300 million aggregate principal amount of the 4.75% Notes at a $16.5 million premium, resulting in an effective interest rate of 3.88 percent. The 4.75% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4.75% Notes bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes is due semiannually on February 15 and August 15 of each year, commencing August 15, 2017. We may redeem the 4.75% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.75% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes as of November 30, 2017 was approximately $848.2 million.

Institutional senior notes. In November 2015, Markit issued two series of senior unsecured notes having an aggregate principal amount of $500 million to certain institutional investors. In November 2016, we completed an offer to repurchase approximately $350 million of these notes. The Series A notes bear interest at a fixed rate of 3.73 percent and mature on November 4, 2022. The Series B notes bear interest at a fixed rate of 4.05 percent and mature on November 4, 2025. Interest is paid semi-annually from the anniversary of issuance. The institutional senior notes have certain financial and other covenants, including a maximum consolidated leverage ratio and a minimum interest coverage ratio, as such terms are defined in the Note Purchase and Guarantee Agreement. The fair value of the outstanding institutional senior notes as of November 30, 2017 was approximately $150.6 million.

Share repurchase liability. In August 2012, Markit executed a share repurchase where the consideration was payable in quarterly installments. As of May 31, 2017, the liability has been fully repaid.

As of November 30, 2017, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments and expected cash availability over the next 12 months.

Maturities of outstanding borrowings under the revolving facility, terms loans, and notes as of November 30, 2017 are as follows (in millions):

Year	Amount
2018	$575.4
2019	120.6
2020	120.6
2021	1,700.0
2022	845.0
Thereafter	853.0
$4,214.6

On December 1, 2017, we issued $500 million aggregate principal amount of senior unsecured notes (“4.00% Notes”) due 2026 in an offering not subject to the registration requirements of the Securities Act. The 4.00% Notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4.00% Notes bear interest at a fixed rate of 4.00 percent and mature on March 1, 2026. Interest on the 4.00% Notes is due semiannually on March 1 and September 1 of each year, commencing March 1, 2018. We may redeem the 4.00% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.00% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions.

9.	Acquisition-related Costs

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

During 2017, we incurred approximately $113.0 million in costs associated with acquisitions, including employee severance charges and retention costs, contract termination costs for facility consolidations, legal and professional fees, and the performance compensation expense related to the aM acquisition described in Note 3. We eliminated 378 positions in 2017 related to the Merger. Approximately $53.9 million of the total charge was allocated to shared services, with $31.3 million of the charge recorded in the Financial Services segment, $11.1 million in the Resources segment, $12.8 million in the Transportation segment, and $3.9 million in the CMS segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of November 30, 2017 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2014	$0.6	$0.1	$0.4	$1.1
Add: Costs incurred	—	0.2	1.4	1.6
Revision to prior estimates	—	—	—	—
Less: Amount paid	(0.6)	(0.2)	(1.5)	(2.3)
Balance at November 30, 2015	$—	$0.1	$0.3	$0.4
Add: Costs incurred	43.6	7.9	109.9	161.4
Revision to prior estimates	—	—	(0.2)	(0.2)
Less: Amount paid	(18.9)	0.6	(93.3)	(111.6)
Balance at November 30, 2016	$24.7	$8.6	$16.7	$50.0
Add: Costs incurred	53.6	18.1	34.0	105.7
Revision to prior estimates	(3.0)	10.4	(0.1)	7.3
Less: Amount paid	(61.4)	(19.5)	(26.9)	(107.8)
Balance at November 30, 2017	$13.9	$17.6	$23.7	$55.2

As of November 30, 2017, the $55.2 million remaining liability was primarily in shared services, the Financial Services segment, and the Transportation segment. We expect that substantially all of the remaining liability will be paid in 2018 except for the aM acquisition-related performance compensation liability, which was approximately $9.9 million as of November 30, 2017.

10.	Discontinued Operations

In November 2015, we launched a sales process to divest our OE&RM and GlobalSpec product groups, which were components of our CMS segment, due to a portfolio evaluation where we determined that those product groups no longer aligned with our strategic goals. We sold both businesses in the second quarter of 2016 for approximately $190.2 million. The net gain on sale for these two product groups was approximately $0.3 million. We entered into transition services agreements (“TSAs”) with each of the buyers to facilitate an orderly transition process. The results of these product groups have been classified as discontinued operations in the accompanying financial statements and footnotes.

Operating results for discontinued operations for the years ended November 30, 2017, 2016, and 2015, respectively, were as follows (in millions):

	2017	2016	2015
Revenue	$—	$53.5	$130.0

Income from discontinued operations before income taxes	$—	$54.9	$15.9
Tax (expense) benefit	—	(45.7)	35.4
Income from discontinued operations, net	$—	$9.2	$51.3

11.	Income Taxes

The amounts of income from continuing operations before income taxes and equity in loss of equity method investee for the years ended November 30, 2017, 2016, and 2015, respectively, is as follows (in millions):

	2017	2016	2015
U.K.	$(67.0)	$(55.4)	$8.9
U.S.	28.7	(96.4)	26.1
Foreign	410.4	294.1	202.8
Income from continuing operations before income taxes and equity in loss of equity method investee	$372.1	$142.3	$237.8

The provision for income tax expense (benefit) from continuing operations for the years ended November 30, 2017, 2016, and 2015, respectively, is as follows (in millions):

	2017	2016	2015
Current:
U.K.	$0.4	$(4.3)	$4.2
U.S.	(0.5)	(32.0)	(0.1)
Foreign	50.3	40.4	37.2
Total current	50.2	4.1	41.3
Deferred:
U.K.	(25.7)	(7.6)	(2.9)
U.S.	(35.3)	4.4	12.9
Foreign	(39.1)	(6.0)	(2.4)
Total deferred	(100.1)	(9.2)	7.6
(Benefit) provision for income taxes	$(49.9)	$(5.1)	$48.9

The following table presents the reconciliation of the provision (benefit) for income taxes between the U.K. rate for 2017 and 2016 and the U.S. tax rate for 2015, respectively, and our effective tax rate (in millions):

	2017	2016	2015
Statutory tax at U.K. rate (19.3% and 20%, respectively)	$71.9	$28.4	$—
Statutory tax at U.S. rate (35%)	—	—	83.2
Foreign rate differential	(45.5)	(49.3)	(45.9)
Stock-based compensation	(61.2)	—	—
Tax law change	1.2	(17.1)	(2.4)
Valuation allowance	(32.6)	19.3	12.4
Transaction costs	4.5	13.5	—
Uncertain tax positions	2.5	7.3	0.1
Other	9.3	(7.2)	1.5
(Benefit) provision for income taxes	$(49.9)	$(5.1)	$48.9
Effective tax rate expressed as a percentage of pre-tax earnings	(13.4)%	(3.6)%	20.5%

We have not provided a deferred tax liability on approximately $3.9 billion of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. This amount includes $2.7 billion of U.S. earnings and $1.2 billion of non-U.S. earnings at November 30, 2017. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision has been provided for those earnings. If we were to repatriate those earnings, in the form of dividends or otherwise, we would be subject to income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

The significant components of deferred tax assets and liabilities as of November 30, 2017 and 2016 are as follows (in millions):

	2017	2016
Deferred tax assets:
Deferred stock-based compensation	119.6	135.0
Loss and other carryforwards	113.0	187.2
Other	109.2	106.1
Gross deferred tax assets	341.8	428.3
Valuation allowance	(23.6)	(141.6)
Realizable deferred tax assets	318.2	286.7
Deferred tax liabilities:
Partnership investments	(11.5)	(74.2)
Property and equipment	(72.9)	(69.4)
Intangible assets	(1,063.2)	(1,084.7)
Other	(33.3)	(38.6)
Gross deferred tax liabilities	(1,180.9)	(1,266.9)
Net deferred tax liability	$(862.7)	$(980.2)

A significant portion of the net deferred tax liability included above relates to the tax effect of the step-up in value of Markit’s intangible assets as a result of the Merger.

As of November 30, 2017, we had loss carryforwards for tax purposes totaling approximately $285.5 million, comprised of $153.8 million of U.S. net operating loss carryforwards, $67.5 million of U.K. net operating loss carryforwards, and $64.2 million of foreign net operating loss carryforwards. If not used, the U.S. net operating loss carryforwards will begin to expire in 2018 and the U.K. and foreign net operating loss carryforwards generally may be carried forward indefinitely. We have analyzed the net operating losses and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

As of November 30, 2017, we had approximately $13.6 million of foreign tax credit (“FTC”) carryforwards and approximately $8.4 million of research and development (“R&D”) credit carryforwards in the U.S. If not used, the FTC carryforwards will expire between 2023 and 2026, and the R&D credit carryforwards will expire in 2036. We have analyzed the tax credits and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

The valuation allowance for deferred tax assets decreased by $118.0 million in 2017. The decrease is primarily due to changes in capital structure, which resulted in the elimination of tax attributes and the offsetting valuation allowance.

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest, and penalties follows (in millions):

	Unrecognized Tax Benefits	Interest and Penalties
Balance at November 30, 2016	$9.2	$0.6
Additions:
Current year tax positions	0.3	—
Prior year tax positions	2.5	0.7
Acquired unrecognized tax benefits	—	—
Decreases:
Lapse of statute of limitations	(0.8)	(0.1)
Prior year tax positions	(0.1)	—
Balance at November 30, 2017	$11.1	$1.2

As of November 30, 2017, the total amount of unrecognized tax benefits was $12.3 million, of which $1.2 million related to interest and penalties. We include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. The entire amount of unrecognized benefits at November 30, 2017 may affect the annual effective tax rate if the benefits are eventually recognized.

It is reasonably possible that we will experience a $1.3 million decrease in the reserve for unrecognized tax benefits within the next 12 months. We would experience this decrease in relation to uncertainties associated with the expiration of applicable statutes of limitation.

We and our subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2013.

In December 2017, a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. We are currently evaluating the effects of the TCJA, including the one-time deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities.

12.	Pensions and Postretirement Benefits

Defined Benefit Plans

We sponsor the following defined benefit plans:

•A frozen, non-contributory defined-benefit retirement plan (the “U.S. RIP”) for certain of our U.S. employees.

•	A frozen defined-benefit pension plan (the “U.K. RIP”) that covers certain employees of a subsidiary based in the United Kingdom.

•	A frozen, unfunded Supplemental Income Plan (“SIP”), which is a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount.

Benefits for all three plans are generally based on years of service and either average or cumulative base compensation, depending on the plan. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees. We expect to contribute approximately $3 million to our pension and postretirement benefit plans in 2018.

The following table provides the expected benefit payments for our pension plans (in millions):

Total
2018	$12.4
2019	$11.7
2020	$11.5
2021	$10.9
2022	$12.9
2023-2027	$59.5

Our net periodic pension expense for the pension plans consisted of the following (in millions):

	Year Ended November 30,
	2017	2016	2015
Service costs incurred	$1.6	$1.3	$2.0
Interest costs on projected benefit obligation	7.7	8.5	8.3
Expected return on plan assets	(8.2)	(8.5)	(8.7)
Settlements	0.5	—	—
Fourth quarter expense recognition of actuarial loss in excess of corridor	4.9	8.3	2.5
Net periodic pension expense	$6.5	$9.6	$4.1

The changes in the projected benefit obligation, plan assets, and the funded status of the pension plans were as follows (in millions):

	2017	2016
Change in projected benefit obligation:
Net benefit obligation, beginning of year	$205.4	$201.9
Service costs incurred	1.6	1.3
Interest costs on projected benefit obligation	7.7	8.5
Actuarial loss	14.9	14.2
Gross benefits paid	(11.8)	(11.3)
Foreign currency exchange rate change	4.4	(9.2)
Net benefit obligation, end of year	$222.2	$205.4
Change in plan assets:
Fair value of plan assets, beginning of year	$181.0	$183.8
Actual return on plan assets	20.7	12.2
Employer contributions	4.8	5.2
Gross benefits paid	(11.8)	(11.3)
Foreign currency exchange rate change	4.1	(8.9)
Fair value of plan assets, end of year	$198.8	$181.0
Funded status (underfunded)	$(23.4)	$(24.4)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net actuarial loss	$17.9	$20.5

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

Pension expense is actuarially calculated annually based on data available at the beginning of each year. We determine the expected return on plan assets by multiplying the expected long-term rate of return on assets by the market-related value of plan assets. The market-related value of plan assets is the fair value of plan assets. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as the expected rate of return on assets detailed in the table below, as of the years ended November 30, 2017 and 2016:

	U.S. RIP		U.K. RIP
	2017	2016	2017	2016
Weighted-average assumptions as of year-end
Discount rate	3.80%	4.20%	2.50%	2.80%
Expected long-term rate of return on assets	4.30%	4.70%	4.60%	4.50%

Fair Value of Pension Assets

As of November 30, 2017 and 2016, the U.S. RIP plan assets consist primarily of fixed-income securities, with a moderate amount of equity securities. The U.K. RIP plan assets consist primarily of equity securities, with smaller holdings of bonds and other assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

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

The following table compares target asset allocation percentages with actual asset allocations at the end of 2017:

	U.S. RIP Assets		U.K. RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Fixed Income	75%	72%	45%	46%
Equities	25%	27%	55%	46%
Cash and Other	—%	1%	—%	8%

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

All of our pension plan assets are measured at fair value on a recurring basis by reference to similar assets in active markets and are therefore classified within Level 2 of the fair value hierarchy. Plan assets as of November 30, 2017 and 2016 were classified in the following categories (in millions):

	2017	2016
Interest-bearing cash	$6.2	$5.7
Collective trust funds:
Fixed income funds	128.7	119.0
Equity funds	63.9	56.3
	$198.8	$181.0

Postretirement Benefits

We sponsor a contributory postretirement medical plan. The plan subsidizes the cost of coverage for retiree-medical coverage for certain grandfathered employees. Our subsidy is capped at different rates per month depending on individual retirees’ Medicare eligibility. Our net periodic postretirement expense was $0.4 million in 2017, $0.4 million in 2016, and $0.4 million in 2015, and our postretirement benefit obligation was $8.4 million and $8.8 million as of November 30, 2017 and 2016, respectively. The net unfunded status of the postretirement benefit plan is recorded in accrued pension liability in the consolidated balance sheets.

Defined Contribution Plans

Employees of certain subsidiaries may participate in defined contribution plans, and we provide matching contributions as part of the plans. Benefit expense relating to these plans was approximately $24.8 million, $23.4 million, and $18.2 million for the years ended November 30, 2017, 2016, and 2015, respectively.

13.	Stock-based Compensation

As of November 30, 2017, we have two stock-based compensation plans from which IHS Markit equity awards have been and may be issued: the 2014 Equity Incentive Award Plan (“2014 Equity Plan”), which is a legacy Markit plan, and the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (“LTIP”), the legacy IHS plan. Both plans provide for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards, and covered employee annual incentive awards. Upon vesting of an award, we may either issue new shares or reissue treasury shares. As of November 30, 2017, we have an authorized maximum of 33.1 million shares under the 2014 Equity Plan, and that amount will be increased by (a) the number of shares granted and outstanding under the 2013 Share Option Plan and the 2014 Share Option Plan as of June 24, 2014 that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of our common shares, and (b) on January 1 of each year through January 1, 2024, in an amount equal to the lesser of: (x) 2.5 percent of the total number of IHS Markit’s common shares issued and outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year and (y) such number of common shares determined by our Board of Directors. As of November 30, 2017, 21.3 million shares were available for future grant under the 2014 Equity Plan. As of November 30, 2017, we have 14.7 million shares authorized for issuance and 7.0 million shares available for future grant under the LTIP. Since December 1, 2016, we have only granted equity awards out of the 2014 Equity Plan.

Total unrecognized compensation expense related to all nonvested awards was $217.4 million as of November 30, 2017, with a weighted-average recognition period of approximately 1.5 years.

Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”). RSUs and RSAs typically vest from one to three years and are generally subject to either cliff vesting or graded vesting. RSUs and RSAs do not have nonforfeitable rights to dividends or dividend equivalents. The fair value of RSUs and RSAs is typically based on the fair value of our common shares on the date of grant. We amortize the value of these awards to expense over the vesting period on a straight-line basis. For performance-based RSUs, an evaluation is made each quarter about the likelihood that the performance criteria will be met. As the number of performance-based RSUs expected to vest increases or decreases, compensation expense is also adjusted up or down to reflect the number expected to vest and the cumulative vesting period met to date.
The following table summarizes RSU/RSA activity for the year ended November 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2016	11.7	$31.67
Granted	5.5	$40.50
Vested	(5.9)	$32.38
Forfeited	(0.6)	$34.93
Balance at November 30, 2017	10.7	$35.64

The total fair value of RSUs that vested during the year ended November 30, 2017 was $235.9 million.

Stock Options. In connection with the Merger, we assumed options outstanding under the legacy Markit plans. Stock options under the 2014 Equity Plan generally vest over one to three years, and expire 7 years from the date of grant. At the Merger date, we revalued all of the outstanding stock options using a Monte Carlo simulation model with assumptions about anticipated employee exercise behavior, expected stock price volatility, and the risk-free interest rate. The following table summarizes stock option awards assumed in conjunction with the Merger and subsequent activity through November 30, 2017, as well as stock options that are vested and expected to vest and stock options exercisable as of November 30, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2016	39.7	$24.89
Exercised	(14.2)	$23.45
Forfeited	(0.2)	$26.25
Balance at November 30, 2017	25.3	$25.69	2.5	478.7
Vested and expected to vest at November 30, 2017	24.9	$25.67	2.5	471.7
Exercisable at November 30, 2017	11.9	$24.41	2.0	240.4

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on November 30, 2017 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on November 30, 2017. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the year ended November 30, 2017 was approximately $275.1 million.

Stock-based compensation expense for the years ended November 30, 2017, 2016, and 2015, respectively, was as follows (in millions):

	2017	2016	2015

Cost of revenue	$76.3	$32.2	$6.9
Selling, general and administrative	185.6	171.7	122.0
Total stock-based compensation expense	$261.9	$203.9	$128.9

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in millions):

	2017	2016	2015
Income tax benefits	$72.3	$60.9	$37.3

No stock-based compensation cost was capitalized during the years ended November 30, 2017, 2016, or 2015.

14.	Commitments and Contingencies

Commitments

Rental charges in 2017, 2016, and 2015 approximated $65.6 million, $57.7 million and $60.9 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2017, are as follows:

Year	Amount (in millions)
2018	$104.2
2019	90.4
2020	79.3
2021	68.9
2022	61.4
Thereafter	270.8
$675.0

We also had outstanding letters of credit and bank guarantees in the aggregate amount of approximately $9.1 million and $6.2 million at November 30, 2017 and 2016, respectively.

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

Litigation

From time to time, in the ordinary course of our business, we are involved in various legal, regulatory or administrative proceedings, lawsuits, government investigations, and other claims, including employment, commercial, intellectual property, and environmental, safety, and health matters. In addition, we may receive routine requests for information from governmental agencies in connection with their regulatory or investigatory authority. We review such proceedings, lawsuits, investigations, claims, and requests for information and take appropriate action as necessary. At the present time, we can give no assurance as to the outcome of any such pending proceedings, lawsuits, investigations, claims, or requests for information and we are unable to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the effect they may have on us. However, we do not expect the outcome of such proceedings, lawsuits, claims, or requests for information to have a material adverse effect on our results of operations or financial condition. We have and will continue to vigorously defend ourselves in all matters.

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (“CARFAX”) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things, that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs, and counsel for plaintiffs indicated that there may be additional claimants. On September 30, 2016, the District Court granted CARFAX’s motion for summary judgment, dismissing all claims in the complaint. The plaintiffs have appealed the decision. On January 13, 2017, another group of auto and light truck dealers filed a complaint in the U.S. District Court for the Southern District of New York on substantially the same claims as described above. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs, and attorneys’ fees. The court has stayed the case pending the outcome of the appeal of the first case described above.

In October 2015, the Division of Enforcement of the SEC opened a non-public civil investigation related to certain of our current and former securitized product indices, and requested that we provide certain documents and information. We responded to these inquiries in late 2015 and early 2016, and, to the extent the SEC has further inquiries, will continue to cooperate in this matter.

15.	Common Shares and Earnings per Share

Weighted average common shares outstanding for the years ended November 30, 2017, 2016, and 2015, respectively, were calculated as follows (in millions):

	2017	2016	2015
Weighted-average shares outstanding:
Shares used in basic EPS calculation	400.3	309.2	243.4
Effect of dilutive securities:
RSUs/RSAs	5.0	3.2	3.0
Stock options	10.9	3.9	—
Shares used in diluted EPS calculation	416.2	316.3	246.4

Share Repurchase Programs

In August 2016, our Board of Directors authorized a share repurchase program of up to $1.5 billion of IHS Markit common shares from September 29, 2016 through November 30, 2017, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. In January 2017, our Board of Directors increased the size of this repurchase program to up to $2.25 billion of IHS Markit common shares and extended its termination date to May 31, 2018. In October 2017, our Board of Directors increased the size of the program to up to $3.25 billion of IHS Markit common shares and extended the program’s termination date to November 30, 2019. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of November 30, 2017, we had $1.679 billion remaining available to repurchase under the program.

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

Employee Benefit Trust (“EBT”) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

16.	Accumulated Other Comprehensive Income (Loss)

AOCI consists of foreign currency translation adjustments, net pension and postretirement liability adjustments, and net gain (loss) on hedging activities. Each item is reported net of the related income tax effect. The following table summarizes the changes in AOCI by component, net of tax, for the year ended November 30, 2017 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2014	$(83.6)	$(13.6)	$(9.5)	$(106.7)
Other comprehensive loss before reclassifications	(79.9)	(1.1)	(5.7)	(86.7)
Reclassifications from AOCI to income	—	1.6	0.6	2.2
Balance at November 30, 2015	$(163.5)	$(13.1)	$(14.6)	$(191.2)
Other comprehensive loss before reclassifications	(250.4)	(7.1)	(1.8)	(259.3)
Reclassifications from AOCI to income	—	5.8	5.9	11.7
Balance at November 30, 2016	$(413.9)	$(14.4)	$(10.5)	$(438.8)
Other comprehensive income (loss) before reclassifications	345.8	(0.1)	1.0	346.7
Reclassifications from AOCI to income	—	1.5	5.6	7.1
Balance at November 30, 2017	$(68.1)	$(13.0)	$(3.9)	$(85.0)

Amounts reclassified from AOCI to income related to net pension and OPEB liability are recorded in net periodic pension and postretirement expense.

17.	Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30, 2017, 2016, and 2015, respectively (in millions):

	2017	2016	2015
Interest paid	$137.2	$103.0	$65.4
Income tax payments, net	$59.3	$81.5	$11.5

Interest paid during 2015, 2016, and 2017 increased primarily due to increased borrowings associated with acquisitions and share repurchase programs, as well as a higher effective interest rate due to an increased amount of fixed rate debt.

Cash and cash equivalents amounting to approximately $133.8 million and $138.9 million reflected on the consolidated balance sheets at November 30, 2017 and 2016, respectively, are maintained primarily in U.S. Dollars, British Pounds, and Euros, and were subject to fluctuations in the currency exchange rate.

18.	Segment Information

Our Chief Executive Officer is our CODM, and the CODM evaluates segment performance based primarily on revenue and segment Adjusted EBITDA, as described below. In addition, the CODM regularly reviews revenue by transaction type. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2).

No single customer accounted for 10 percent or more of our total revenue for the years ended November 30, 2017, 2016, or 2015. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Year ended November 30,
	2017	2016	2015
Revenue
Resources	$839.3	$860.8	$884.6
Transportation	991.6	892.8	758.4
CMS	535.9	532.2	541.3
Financial Services	1,232.9	449.0	—
Total revenue	$3,599.7	$2,734.8	$2,184.3

Adjusted EBITDA
Resources	$360.2	$367.8	$356.8
Transportation	408.6	353.3	282.7
CMS	125.2	127.5	106.8
Financial Services	553.7	190.4	—
Shared services	(57.8)	(51.3)	(49.9)
Total Adjusted EBITDA	$1,389.9	$987.7	$696.4

Reconciliation to the consolidated statements of operations:
Interest income	2.2	1.3	0.9
Interest expense	(154.3)	(119.4)	(70.9)
Benefit (provision) for income taxes	49.9	5.1	(48.9)
Depreciation	(157.0)	(114.8)	(85.0)
Amortization related to acquired intangible assets	(335.5)	(220.9)	(130.1)
Stock-based compensation expense	(261.9)	(203.9)	(128.9)
Restructuring charges	—	(22.8)	(39.4)
Acquisition-related costs	(103.1)	(161.2)	(1.5)
Acquisition-related performance compensation	(9.9)	—	—
Litigation charges related to class action suit	—	(0.1)	—
Loss on debt extinguishment	—	(0.6)	—
Impairment of assets	—	—	(1.2)
Gain (loss) on sale of assets	—	0.7	—
Pension mark-to-market and settlement expense	(5.4)	(8.4)	(2.5)
Share of joint venture results not attributable to Adjusted EBITDA	1.2	(0.3)	—
Adjusted EBITDA attributable to noncontrolling interest	0.8	1.2	—
Income from discontinued operations, net	—	9.2	51.3
Net income attributable to IHS Markit	$416.9	$152.8	$240.2

Total assets by segment were as follows:

	Year ended November 30,
	2017	2016	2015
Total Assets
Resources	$2,720.7	$2,719.7	$2,238.1
Transportation	3,152.0	2,721.3	2,310.9
CMS	772.4	726.4	835.1
Financial Services	7,909.3	7,769.2	—
Shared services	—	—	193.4
Total assets	$14,554.4	$13,936.6	$5,577.5

The table below provides information about revenue and long-lived assets for the U.S., the U.K., and the rest of the world for 2017, 2016, and 2015. Revenue by country is generally based on where the customer contract is signed. Long-lived assets include net property and equipment.

	2017		2016		2015
(in millions)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
U.S.	$2,152.0	$362.4	$1,632.3	$324.9	$1,327.4	$272.9
U.K.	435.4	128.9	298.1	54.7	183.9	15.3
Rest of world	1,012.3	40.0	804.4	36.6	673.0	26.2
Total	$3,599.7	$531.3	$2,734.8	$416.2	$2,184.3	$314.4

Revenue by transaction type was as follows:

(in millions)	2017	2016	2015
Recurring fixed revenue	$2,550.0	$2,074.5	$1,768.5
Recurring variable revenue	449.0	164.1	—
Non-recurring revenue	600.7	496.2	415.8
Total revenue	$3,599.7	$2,734.8	$2,184.3

Activity in our goodwill account was as follows:

(in millions)	Resources	Transportation	CMS	Financial Services	Consolidated Total
Balance at November 30, 2015	$1,568.5	$1,361.4	$357.6	$—	$3,287.5
Acquisitions	464.0	332.9	—	4,281.0	5,077.9
Adjustments to purchase price	0.1	0.7	(3.3)	—	(2.5)
Foreign currency translation	(28.6)	(23.9)	(5.1)	(95.5)	(153.1)
Balance at November 30, 2016	2,004.0	1,671.1	349.2	4,185.5	8,209.8
Acquisitions	—	362.3	8.4	—	370.7
Adjustments to purchase price	—	—	—	20.1	20.1
Foreign currency translation	22.0	22.2	3.8	129.9	177.9
Balance at November 30, 2017	$2,026.0	$2,055.6	$361.4	$4,335.5	$8,778.5

19.	Quarterly Results of Operations (Unaudited)

The following table summarizes certain quarterly results of operations (in millions):

	Three Months Ended
	February 28	May 31	August 31	November 30
2017
Revenue	$844.2	$906.1	$904.7	$944.7
Net income attributable to IHS Markit Ltd.	$66.0	$99.3	$145.9	$105.7
Earnings per share:
Basic	$0.16	$0.25	$0.37	$0.27
Diluted	$0.16	$0.24	$0.35	$0.26

2016
Revenue	$548.5	$587.9	$724.6	$873.8

Income from continuing operations attributable to IHS Markit Ltd.	$41.4	$44.8	$(30.7)	$88.1
Income from discontinued operations	3.8	5.2	(1.0)	1.2
Net income attributable to IHS Markit Ltd.	$45.2	$50.0	$(31.7)	$89.3

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.17	$0.19	$(0.09)	$0.21
Income from discontinued operations	0.02	0.02	—	—
Net income attributable to IHS Markit Ltd.	$0.19	$0.21	$(0.09)	$0.21

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$0.17	$0.19	$(0.09)	$0.20
Income from discontinued operations	0.02	0.02	—	—
Net income attributable to IHS Markit Ltd.	$0.19	$0.21	$(0.09)	$0.21

Earnings per share data for the first and second quarters of 2016 have been recalculated using the respective weighted average share amount for each quarter multiplied by the 3.5566 Merger exchange ratio.

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

Management’s Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2017 using the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2017.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IHS Markit Ltd.

We have audited IHS Markit Ltd.’s internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). IHS Markit Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IHS Markit Ltd. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Markit Ltd. as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended November 30, 2017 of IHS Markit Ltd. and our report dated January 22, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
January 22, 2018

Item 9B. Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the fourth quarter of 2017 and would have represented approximately 0.01% of our company’s fourth quarter 2017 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement for our 2018 Annual General Meeting of Shareholders (“Proxy Statement”), which will be filed no later than 120 days after November 30, 2017.

Information regarding our Business Code of Conduct and our Corporate Governance Guidelines is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after November 30, 2017. If we approve any substantive amendment to our Business Code of Conduct or our Corporate Governance Guidelines, or if we grant any waiver of the Business Code of Conduct to the Chief Executive Officer, the Chief Financial Officer, or the Chief Accounting Officer, we intend to post an update on the Investor Relations page of the Company’s website (www.ihsmarkit.com). The information on our website is not and should not be considered a part of this Form 10-K.

Item 11. Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2017. The information provided under Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2017.

Item 14. Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2017.

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
2.1
Agreement and Plan of Merger, dated as of March 20, 2016, by and among IHS Inc., Markit Ltd., and Marvel Merger Sub, Inc. (Incorporated by reference to Exhibit 99.1 to the Markit Ltd. Report of Foreign Private Issuer on Form 6-K (file no. 001-36495) furnished on March 21, 2016 (second Form 6-K))

2.2
Membership Interest Purchase Agreement dated as of January 8, 2016 by and among UCG Holdings Limited Partnership and IHS Global Inc. (Incorporated by reference to Exhibit 2.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed on January 11, 2016)

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-195687), filed on May 5, 2014)
3.2	Memorandum of Association (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-195687), filed on June 3, 2014)
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
3.5
Amended and Restated Bye-laws of IHS Markit Ltd. (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016 (first Form 8-K))

4.1	Form of certificate of common shares (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)
4.2
Director Nomination Agreement between IHS Markit Ltd. (f/k/a Markit Ltd.) and Canada Pension Plan Investment Board (Incorporated by reference to Exhibit 2.2 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.3
Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the shareholders party thereto (Incorporated by reference to Exhibit 2.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.4
Amendment No. 1 to the Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the Shareholders party thereto (Incorporated by reference to Exhibit 2.5 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

4.5
Senior Notes Indenture, dated as of October 28, 2014, among the Company, the Guarantors and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on October 28, 2014)

4.6
First Supplemental Indenture, dated as of July 11, 2016, by and between IHS Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on July 13, 2016 (second Form 8-K))

4.7
Senior Notes Indenture, dated as of July 28, 2016, among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)

4.8	Form of the Company’s 5.000% Senior Notes due 2022 (Included in Exhibit 4.7)
4.9
Note Purchase and Guarantee Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.), Markit Group Holdings Limited and the Purchasers named therein dated as of November 4, 2015 (Incorporated by reference to Exhibit 4.43 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

4.10
Senior Notes Indenture, dated as of February 9, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on February 9, 2017)

4.11	Form of the Company’s 4.75% Senior Notes due 2025 (Included in Exhibit 4.9)
4.12
Supplemental Indenture No. 1, dated as of July 13, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.75% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2017)

4.13
Senior Notes Indenture, dated as of December 1, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.00% Senior Notes due 2026) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2017)

10.1+
Amended and Restated 2004 Markit Additional Share Option Plan (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.2+
Amended and Restated Markit 2006 Share Option Plan (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.3+
Amended and Restated Markit 2006 Additional Share Option Plan (Incorporated by reference to Exhibit 4.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.4+
Amended and Restated Markit 2007 Share Option Plan (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.5+
Amended and Restated Markit 2008 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.5 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.6+
Amended and Restated Markit 2008 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.6 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.7+
Amended and Restated Markit 2008 Additional Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.7 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.8+
Amended and Restated Markit 2008 Additional Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.8 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.9+
Amended and Restated Markit 2009 Additional Share Option Plan (Incorporated by reference to Exhibit 4.9 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.10+
Amended and Restated Markit 2009 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.10 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.11+
Amended and Restated Markit 2009 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.11 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.12+
Amended and Restated Markit 2010 Share Option Plan (Incorporated by reference to Exhibit 4.13 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.13+
Amended and Restated Markit 2010 Share Option Plan (1/3 vesting) (Incorporated by reference to Exhibit 4.14 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.14+
Amended and Restated Markit 2010 Share Option Plan (1/5 vesting) (Incorporated by reference to Exhibit 4.15 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.15+
Amended and Restated 2011 Markit Share Option Plan (Incorporated by reference to Exhibit 4.17 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.16+
Amended and Restated 2012 Markit Share Option Plan (Incorporated by reference to Exhibit 4.19 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.17+
Amended and Restated 2013 Markit Share Option Plan (Incorporated by reference to Exhibit 4.21 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.18+
Amended and Restated 2013 Markit Share Option Plan (mid-year awards April through December 2013) (Incorporated by reference to Exhibit 4.22 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.19+
Amended and Restated 2014 Markit Share Option Plan (Incorporated by reference to Exhibit 4.24 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.20+
Amended and Restated Markit Key Employee Incentive Program (KEIP) (Incorporated by reference to Exhibit 4.25 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.21+
Amendment #1 to Amended and Restated Key Employee Incentive Program (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.22+
Amendment #2 to Amended and Restated Key Employee Incentive Program (Incorporated by reference to Exhibit 10.23 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.23+
IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 4.26 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.24+
Amendment to IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.25+
Amendment #2 to IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.26 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.26+
Amendment #3 to IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.27 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.27+
Amendment #4 to IHS Markit Ltd. 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.7 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.28+
IHS Markit Ltd. Non-Employee Director Compensation Policy (April 2017) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 27, 2017)

10.29+
IHS Markit Ltd. Non-Employee Director Equity Compensation Policy (Incorporated by reference to Exhibit 10.28 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.30+
Summary of IHS Markit Ltd. 2016 Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.31+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2016 Form of Restricted Share Unit Agreement(Incorporated by reference to Exhibit 10.30 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.32+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2016 Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.31 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.33+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Restricted Share Agreement (Incorporated by reference to Exhibit 4.27 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.34+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Non-Qualified Share Option Agreement (Incorporated by reference to Exhibit 4.28 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.35+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 4.29 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.36+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.37+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.5 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.38+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.6 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.39+
IHS Markit Ltd. Deferred Compensation Plan(Incorporated by reference to Exhibit 10.35 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.40+
IHS Markit Ltd. Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.36 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.41+
Form of Indemnification Agreement between IHS Markit Ltd. and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.42+
IHS Markit Ltd. Policy on Recovery of Incentive Compensation (Incorporated by reference to Exhibit 10.38 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.43+	2017 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 11, 2017)
10.44+
Markit Ltd. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 4.30 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

10.45+
Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.46+
Amendment #1 to the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.40 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.47+
Amended and Restated IHS Inc. 2004 Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.48+
Summary of IHS Inc. Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.2 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended August 31, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on September 22, 2014)

10.49+
IHS Inc. Supplemental Income Plan (Incorporated by reference to Exhibit 10.17 to the IHS Inc. Registration Statement on Form S-1 (No. 333-122565) filed with the Securities and Exchange Commission on February 4, 2005).

10.50+
IHS Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.51+
IHS Inc. Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.16 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.52+
IHS Inc. Policy on Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 10.14 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.53+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2007 Restricted Stock Unit Award-Time-Based (Incorporated by reference to Exhibit 10.35 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2006 (file no. 001-32511) filed with the Securities and Exchange Commission on January 24, 2007)

10.54+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2007 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 10.36 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2006 (file no. 001-32511) filed with the Securities and Exchange Commission on January 24, 2007)

10.55+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2010 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 99.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on December 10, 2010)

10.56+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2011 Restricted Stock Unit Award-Performance-Based (Incorporated by reference to Exhibit 10.17 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2010 (file no. 001-32511) filed with the Securities and Exchange Commission on January 18, 2011)

10.57+
IHS Inc. 2004 Long-Term Incentive Plan- Form of 2016 Restricted Stock Unit Award-Time-Based (Incorporated by reference to Exhibit 10.14 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.58+
Form of Indemnification Agreement between IHS Inc. and its Directors (Incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the IHS Inc. Registration Statement on Form S-1/A (No. 333-122565) filed with the Securities and Exchange Commission on May 20, 2005)

10.59	Credit Agreement, dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.60	Guaranty Agreement (US), dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.61	Guaranty Agreement (Non-US), dated as of July 12, 2016 (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016)
10.62	Credit Agreement, dated as of January 26, 2017 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on January 26, 2017)
10.63	Guaranty Agreement, dated as of January 26, 2017 (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on January 26, 2017)
10.64+
Contract of Employment for Lance Uggla dated as of July 1, 2014 (Incorporated by reference to Exhibit 10.66 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.65+
First Amendment dated March 19, 2016 to contract of employment for Lance Uggla (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.66+
Second Amendment dated January 24, 2017 to contract of employment for Lance Uggla (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.67+
Letter Agreement for Todd Hyatt dated October 31, 2013 (Incorporated by reference to Exhibit 10.67 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.68+
Letter Agreement Amendment for Todd Hyatt dated July 8, 2016 (Incorporated by reference to Exhibit 10.68 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.69+
Second Amendment dated February 3, 2017 to letter agreement for Todd Hyatt (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.70+
Letter of Assignment for Todd Hyatt dated July 8, 2016 (Incorporated by reference to Exhibit 10.69 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.71+
Employment Agreement for Adam Kansler dated as of July 1, 2014 (Incorporated by reference to Exhibit 10.73 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.72+
Employment Agreement Amendment for Adam Kansler dated as of July 11, 2016 (Incorporated by reference to Exhibit 10.74 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.73+
Employment Agreement for Shane Akeroyd dated as of July 1, 2014 (Incorporated by reference to Exhibit 10.70 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.74+
Employment Agreement Amendment for Shane Akeroyd dated as of July 11, 2016 (Incorporated by reference to Exhibit 10.71 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.75+
Relocation Letter for Shane Akeroyd dated September 29, 2016 (Incorporated by reference to Exhibit 10.72 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.76+
Employment Agreement for Sari Granat dated as of September 1, 2015 (Incorporated by reference to Exhibit 10.75 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.77+
Employment Agreement Amendment for Sari Granat dated as of July 11, 2016 (Incorporated by reference to Exhibit 10.76 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.78+
Employment Agreement for Jeff Gooch dated as of July 1, 2014 (Incorporated by reference to Exhibit 10.77 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.79+
Settlement Agreement for Jeff Gooch (Incorporated by reference to Exhibit 10.78 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.80+
Employment Agreement for Stephen Wolff dated as of July 1, 2014 (Incorporated by reference to Exhibit 10.79 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.81+
Settlement Agreement for Stephen Wolff (Incorporated by reference to Exhibit 10.80 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

16.1
Letter of PricewaterhouseCoopers LLP, dated July 12, 2016, regarding change in independent registered public accounting firm (Incorporated by reference to Exhibit 16.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2016 (first Form 8-K))

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

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHS MARKIT LTD.

By:	/s/ Todd S. Hyatt
	Name:	Todd S. Hyatt
	Title:	Executive Vice President, Chief Financial Officer
	Date:	January 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 22, 2018.

Signature	Title

/s/ Lance Uggla	Chairman and Chief Executive Officer
Lance Uggla	(Principal Executive Officer)

/s/ Todd S. Hyatt	Executive Vice President, Chief Financial Officer
Todd S. Hyatt	(Principal Financial Officer)

/s/ Michael Easton	Senior Vice President and Chief Accounting Officer
Michael Easton	(Principal Accounting Officer)

*	Director
The Lord Browne of Madingley

*	Director
Dinyar S. Devitre

*	Director
Ruann F. Ernst

*	Director
William E. Ford

*	Director
Nicoletta Giadrossi

*	Director
Balakrishnan S. Iyer

*	Director
Robert P. Kelly

*	Director
Deborah Doyle McWhinney

*	Director
Jean-Paul L. Montupet

*	Director
Richard W. Roedel

*	Director
James A. Rosenthal

*By: /s/ Todd S. Hyatt
Todd S. Hyatt
Attorney-in-Fact