Form 10-Q
period 2018-02-28
IHS Markit Ltd.
filed 2018-03-27
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 28, 2018, there were 399,825,076 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	February 28, 2018	November 30, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$156.0	$133.8
Accounts receivable, net	802.7	693.5
Income tax receivable	34.4	31.9
Deferred subscription costs	78.0	62.8
Other current assets	94.7	93.0
Total current assets	1,165.8	1,015.0
Non-current assets:
Property and equipment, net	539.7	531.3
Intangible assets, net	4,128.6	4,188.3
Goodwill	8,810.4	8,778.5
Deferred income taxes	11.1	7.1
Other	41.1	34.2
Total non-current assets	13,530.9	13,539.4
Total assets	$14,696.7	$14,554.4
Liabilities and equity
Current liabilities:
Short-term debt	$90.9	$576.0
Accounts payable	50.1	53.4
Accrued compensation	59.7	157.4
Other accrued expenses	351.9	323.0
Income tax payable	8.5	5.5
Deferred revenue	919.3	790.8
Total current liabilities	1,480.4	1,906.1
Long-term debt, net	4,186.1	3,617.3
Accrued pension and postretirement liability	31.6	31.8
Deferred income taxes	691.0	869.8
Other liabilities	136.9	105.9
Commitments and contingencies
Redeemable noncontrolling interests	8.4	19.1
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 472.2 and 468.7 issued, and 399.8 and 399.2 outstanding at February 28, 2018 and November 30, 2017, respectively	4.7	4.7
Additional paid-in capital	7,611.8	7,612.1
Treasury shares, at cost: 72.4 and 69.5 at February 28, 2018 and November 30, 2017, respectively	(1,889.3)	(1,745.0)
Retained earnings	2,464.8	2,217.6
Accumulated other comprehensive loss	(29.7)	(85.0)
Total shareholders' equity	8,162.3	8,004.4
Total liabilities and equity	$14,696.7	$14,554.4
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended February 28,
	2018	2017
Revenue	$932.1	$844.2
Operating expenses:
Cost of revenue	342.9	327.0
Selling, general and administrative	290.3	268.0
Depreciation and amortization	130.6	120.8
Restructuring charges	—	(0.2)
Acquisition-related costs	27.0	31.6
Net periodic pension and postretirement expense	0.2	0.4
Other expense, net	1.4	0.9
Total operating expenses	792.4	748.5
Operating income	139.7	95.7
Interest income	0.7	0.5
Interest expense	(46.3)	(31.8)
Non-operating expense, net	(45.6)	(31.3)
Income from continuing operations before income taxes and equity in loss of equity method investee	94.1	64.4
Benefit for income taxes	146.6	3.6
Equity in loss of equity method investee	—	(2.0)
Net income	240.7	66.0
Net loss attributable to noncontrolling interest	0.6	—
Net income attributable to IHS Markit Ltd.	$241.3	$66.0

Basic earnings per share attributable to IHS Markit Ltd.	$0.61	$0.16
Weighted average shares used in computing basic earnings per share	398.0	406.2

Diluted earnings per share attributable to IHS Markit Ltd.	$0.59	$0.16
Weighted average shares used in computing diluted earnings per share	412.1	422.2

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended February 28,
	2018	2017
Net income	$240.7	$66.0
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	4.8	3.0
Foreign currency translation adjustment	56.4	(24.9)
Total other comprehensive income (loss)	61.2	(21.9)
Comprehensive income	$301.9	$44.1
Comprehensive loss attributable to noncontrolling interest	0.6	—
Comprehensive income attributable to IHS Markit Ltd.	$302.5	$44.1
(1) Net of tax expense of $1.2 million and $0.8 million for the three months ended February 28, 2018 and 2017, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three months ended February 28,
	2018	2017
Operating activities:
Net income	$240.7	$66.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	130.6	120.8
Stock-based compensation expense	61.9	75.2
Net periodic pension and postretirement expense	0.2	0.4
Undistributed earnings of affiliates, net	—	1.4
Pension and postretirement contributions	(0.5)	(0.6)
Deferred income taxes	(187.9)	8.8
Change in assets and liabilities:
Accounts receivable, net	(110.6)	(16.7)
Other current assets	(20.7)	(40.9)
Accounts payable	(1.1)	(12.6)
Accrued expenses	(67.2)	(68.9)
Income tax	29.3	(21.9)
Deferred revenue	125.3	137.4
Other liabilities	2.9	2.3
Net cash provided by operating activities	202.9	250.7
Investing activities:
Capital expenditures on property and equipment	(55.2)	(71.7)
Intangible assets acquired	(3.1)	—
Change in other assets	0.1	2.6
Settlements of forward contracts	3.1	2.7
Net cash used in investing activities	(55.1)	(66.4)
Financing activities:
Proceeds from borrowings	745.0	1,395.0
Repayment of borrowings	(657.0)	(1,057.5)
Payment of debt issuance costs	(7.0)	(9.5)
Payments for purchase of noncontrolling interests	(7.7)	—
Proceeds from the exercise of employee stock options	56.9	97.3
Payments related to tax withholding for stock-based compensation	(76.6)	(67.0)
Repurchases of common shares	(172.5)	(524.9)
Net cash used in financing activities	(118.9)	(166.6)
Foreign exchange impact on cash balance	(6.7)	(1.8)
Net increase in cash and cash equivalents	22.2	15.9
Cash and cash equivalents at the beginning of the period	133.8	138.9
Cash and cash equivalents at the end of the period	$156.0	$154.8

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2017 (Audited)	399.2	$4.7	$7,612.1	$(1,745.0)	$2,217.6	$(85.0)	$8,004.4	$19.1
Repurchases of common shares	(3.9)	—	—	(172.5)	—	—	(172.5)	—
Share-based award activity	2.1	—	(56.8)	28.2	—	—	(28.6)	—
Option exercises	2.4	—	56.5	—	—	—	56.5	—
Net income (loss)	—	—	—	—	241.3	—	241.3	(0.6)
Impact of the Tax Cuts and Jobs Act of 2017	—	—	—	—	5.9	(5.9)	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(10.1)
Other comprehensive income	—	—	—	—	—	61.2	61.2	—
Balance at February 28, 2018	399.8	$4.7	$7,611.8	$(1,889.3)	$2,464.8	$(29.7)	$8,162.3	$8.4
See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Markit have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2017. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2019. We have determined that we will use the modified retrospective transition method upon adoption. We are currently in the contract review and assessment phase of our implementation planning, and are continuing to evaluate the impact of these new standards on our consolidated financial statements.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on the application of U.S. generally accepted accounting principles (“GAAP”) in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to finalize the calculations for the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (“the Act”). SAB 118 provides entities with a one-year measurement period from the December 22, 2017 enactment date to complete the accounting for the effects of the Act - see Note 8.

In February 2018, the FASB issued ASU 2018-02, which provides entities with the option to eliminate the stranded tax effects associated with the change in tax rates under the Act through a reclassification of the stranded tax effects from accumulated other comprehensive income (“AOCI”) to retained earnings. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We have elected to early adopt this standard in the first quarter of our fiscal year 2018, which resulted in the reclassification of $5.9 million from AOCI to retained earnings.

2.	Business Combinations

In September 2017, we acquired automotiveMastermind Inc. (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. The purchase price consisted of initial cash consideration of approximately $433 million for 78 percent of aM, which includes an estimated $44 million contingent consideration payment based on underlying business performance through January 2018, to be paid in the second quarter of 2018. The contingent consideration liability is recorded within other current liabilities in our consolidated balance sheet. The acquisition of aM helps to fill out our existing automotive offerings by leveraging predictive analytics to improve the buyer experience in the new car dealer market. This acquisition is included in our Transportation segment.

In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We will pay cash to acquire these interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, the arrangement will be treated as compensation expense that will be remeasured based on changes in the fair value of the equity interests; we have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability as other liabilities within the consolidated balance sheets. We have preliminarily estimated a range of $200 million to $225 million of unrecognized compensation expense related to this transaction that will be recognized over a weighted-average recognition period of approximately 4 years.

In September 2017, we also acquired Macroeconomic Advisers, a small independent research firm that specializes in monitoring, analyzing and forecasting developments in the U.S. economy. The purchase price allocation for these acquisitions is preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation, net of acquired cash, for these two acquisitions (in millions):

Total
Assets:
Current assets	$7.3
Property and equipment	1.1
Intangible assets	113.8
Goodwill	370.7
Other long-term assets	0.9
Total assets	493.8
Liabilities:
Current liabilities	4.6
Deferred revenue	1.4
Deferred taxes	42.9
Total liabilities	48.9
Purchase price	$444.9

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2018 and November 30, 2017 (in millions):

	As of February 28, 2018			As of November 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$756.4	$(360.5)	$395.9	$753.7	$(340.2)	$413.5
Customer relationships	2,977.3	(387.7)	2,589.6	2,957.8	(348.6)	2,609.2
Developed technology	836.7	(88.6)	748.1	827.6	(73.4)	754.2
Developed computer software	85.7	(56.6)	29.1	85.6	(54.3)	31.3
Trademarks	490.2	(125.7)	364.5	488.9	(111.4)	377.5
Other	8.3	(6.9)	1.4	8.3	(5.7)	2.6
Total intangible assets	$5,154.6	$(1,026.0)	$4,128.6	$5,121.9	$(933.6)	$4,188.3

Intangible assets amortization expense was $89.0 million for the three months ended February 28, 2018, compared to $84.7 million for the three months ended February 28, 2017. The following table presents the estimated future amortization expense related to intangible assets held as of February 28, 2018 (in millions):

Year	Amount
Remainder of 2018	$260.4
2019	$321.0
2020	$313.7
2021	$308.3
2022	$289.2
Thereafter	$2,636.0
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2017 to February 28, 2018 was primarily due to current year amortization.

4.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of February 28, 2018 and November 30, 2017 (in millions):

	February 28, 2018	November 30, 2017
2016 revolving facility	$990.0	$886.0
2016 term loan:
Tranche A-1	606.8	615.0
Tranche A-2	508.8	515.6
2017 term loan	—	500.0
5.00% senior notes due 2022	750.0	750.0
4.75% senior notes due 2025	815.3	815.8
4.00% senior notes due 2026	500.0	—
Institutional senior notes:
Series A	95.7	95.8
Series B	53.7	53.7
Debt issuance costs	(47.0)	(42.8)
Capital leases	3.7	4.2
Total debt	$4,277.0	$4,193.3
Current portion	(90.9)	(576.0)
Total long-term debt	$4,186.1	$3,617.3

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (“2016 revolving facility”). Borrowings under the 2016 revolving facility mature in July 2021. The interest rates for borrowings under the 2016 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), as such terms are defined in the revolving facility agreement. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.6 million of outstanding letters of credit under the 2016 revolving facility as of February 28, 2018, which reduces the available borrowing under the facility by an equivalent amount.

2016 term loan. In July 2016, we entered into a $1.206 billion senior unsecured amortizing term loan agreement (“2016 term loan”). The 2016 term loan has a final maturity date of July 2021. The interest rates for borrowings under the 2016 term loan are the same as those under the 2016 revolving facility.

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

2017 term loan. On January 26, 2017, we entered into a 364-day $500 million senior unsecured term loan (“2017 term loan”). The 2017 term loan was structured as a non-amortizing loan with repayment of principal due at maturity. The interest rates for borrowings under the 2017 term loan were the same as those under the 2016 revolving facility. The 2017 term loan had certain financial covenants that were the same as the 2016 revolving facility and the 2016 term loan, including a maximum Leverage Ratio and minimum Interest Coverage Ratio, as such terms were defined in the agreement. The 2017 term loan was repaid in January 2018 using borrowings from the 2016 revolving facility.

As of February 28, 2018, we had approximately $990.0 million of outstanding borrowings under the 2016 revolving facility at a current annual interest rate of 3.11 percent and approximately $1.116 billion of outstanding borrowings under the 2016 term loans at a current weighted average annual interest rate of 3.59 percent, including the effect of the interest rate swaps described in Note 5.

5.00% senior notes due 2022 (“5% Notes”). In October 2014, IHS Inc. issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the Securities Act). In August 2015, we completed a registered exchange offer for the 5% Notes. In July 2016, in connection with the Merger, we completed an exchange offer for $742.8 million of the outstanding 5% Notes for an equal principal amount of new 5% senior unsecured notes issued by IHS Markit with the same maturity. Approximately $7.2 million of the 5% Notes did not participate in the exchange offer. The new 5% Notes are not, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The new 5% Notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority.

The 5% Notes bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 5% Notes as of February 28, 2018 was approximately $778.1 million.

4.75% notes due 2025 (“4.75% Notes”). In February 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. In July 2017, we issued an additional $300 million aggregate principal amount of the 4.75% Notes at a $16.5 million premium, resulting in an effective interest rate of 3.88 percent. The 4.75% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4.75% Notes bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes is due semiannually on February 15 and August 15 of each year, commencing August 15, 2017. We may redeem the 4.75% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes as of February 28, 2018 was approximately $819.0 million.

4.00% notes due 2026 (“4% Notes”). In December 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2026 in an offering not subject to the registration requirements of the Securities Act. The 4% Notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4% Notes bear interest at a fixed rate of 4.00 percent and mature on March 1, 2026. Interest on the 4% Notes is due semiannually on March 1 and September 1 of each year, commencing March 1, 2018. We may redeem the 4% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4% Notes as of February 28, 2018 was approximately $485.0 million.

Institutional senior notes. In November 2015, Markit issued two series of senior unsecured notes having an aggregate principal amount of $500 million to certain institutional investors. In November 2016, we completed an offer to repurchase approximately $350 million of these notes. The Series A notes bear interest at a fixed rate of 3.73 percent and mature on November 4, 2022. The Series B notes bear interest at a fixed rate of 4.05 percent and mature on November 4, 2025. Interest is paid semiannually from the anniversary of issuance. The institutional senior notes have certain financial and other covenants, including a maximum Consolidated Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the Note Purchase and Guarantee Agreement. We believe that the fair value of the outstanding institutional senior notes as of February 28, 2018 was approximately $146.7 million.

As of February 28, 2018, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments and expected cash availability over the next 12 months.

The carrying value of our variable rate debt instruments approximate their fair value because of the variable interest rates associated with those instruments. The fair values of the 5% Notes, the 4.75% Notes, the 4% Notes, and the institutional senior notes were measured using observable inputs in markets that are not active; consequently, we have classified those notes within Level 2 of the fair value hierarchy.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $220.8 million and $261.3 million as of February 28, 2018 and November 30, 2017, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of February 28, 2018 and November 30, 2017 (in millions):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	February 28, 2018	November 30, 2017
Assets:
Derivatives not designated as accounting hedges:
Foreign currency forwards	1.3	2.8	Other current assets
Total	$1.3	$2.8

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$2.9	$8.9	Other liabilities
Derivatives not designated as accounting hedges:
Foreign currency forwards	1.5	1.7	Other accrued expenses
Total	$4.4	$10.6

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three months ended February 28, 2018 and the three months ended February 28, 2017, respectively, was as follows (in millions):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended February 28,		Location on consolidated statements of operations
	2018	2017
Foreign currency forwards	$(1.9)	$3.6	Other expense, net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of February 28, 2018 and February 28, 2017, respectively, as well as the activity on our cash flow hedging instruments for the three months ended February 28, 2018 and the three months ended February 28, 2017, respectively (in millions):

	Three months ended February 28,
	2018	2017
Beginning balance	$(3.9)	$(10.5)
Amount of gain (loss) recognized in AOCI:
Interest rate swaps	3.6	1.2
Foreign currency forwards	—	0.4
Amount of loss (gain) reclassified from AOCI to income:
Interest rate swaps (1)	1.2	1.7
Foreign currency forwards (1)	—	(0.3)
Amount of loss reclassified from AOCI to retained earnings	(4.2)	—
Ending balance	$(3.3)	$(7.5)

(1) Pre-tax amounts reclassified from AOCI related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

Approximately $2.3 million of the $2.9 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Acquisition-related Costs

During the three months ended February 28, 2018, we incurred approximately $27.0 million in costs associated with acquisitions, including employee severance charges and retention costs, contract termination costs for facility consolidations, legal and professional fees, and the performance compensation expense related to the aM acquisition described in Note 2. Approximately $6.3 million of the total charge was allocated to shared services, with $15.9 million of the charge recorded in the Transportation segment, $3.0 million in the Financial Services segment, $1.4 million in the CMS segment, and the remainder in the Resources segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses, as of February 28, 2018 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2017	$13.9	$17.6	$23.7	$55.2
Add: Costs incurred	8.3	0.2	17.3	25.8
Revision to prior estimates	1.0	0.2	—	1.2
Less: Amount paid	(14.8)	(3.1)	(4.8)	(22.7)
Balance at February 28, 2018	$8.4	$14.9	$36.2	$59.5

As of February 28, 2018, the $59.5 million remaining liability was primarily in the Transportation segment and in shared services. We expect that the significant majority of the remaining liability will be paid within the next 12 months except for the aM acquisition-related performance compensation liability, which was approximately $24.9 million as of February 28, 2018.

7.	Stock-based Compensation

Stock-based compensation expense for the three months ended February 28, 2018 and February 28, 2017 was as follows (in millions):

	Three months ended February 28,
	2018	2017
Cost of revenue	$18.0	$15.9
Selling, general and administrative	43.9	59.3
Total stock-based compensation expense	$61.9	$75.2
No stock-based compensation cost was capitalized during the three months ended February 28, 2018 and February 28, 2017.
As of February 28, 2018, there was $311.1 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 2.0 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the three months ended February 28, 2018:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2017	10.7	$35.64
Granted	3.0	$47.53
Vested	(4.5)	$33.89
Forfeited	(0.2)	$40.09
Balance at February 28, 2018	9.0	$40.36
The total fair value of RSUs and RSAs that vested during the three months ended February 28, 2018 was $211.3 million.
Stock Options. The following table summarizes stock option award activity during the three months ended February 28, 2018, as well as stock options that are vested and expected to vest and stock options exercisable as of February 28, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2017	25.3	$25.69
Exercised	(2.4)	$23.55
Forfeited	—	$—
Balance at February 28, 2018	22.9	$25.91	2.3	483.3
Vested and expected to vest at February 28, 2018	22.6	$25.90	2.2	477.3
Exercisable at February 28, 2018	11.2	$24.95	1.8	248.5

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on February 28, 2018 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on February 28, 2018. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the three months ended February 28, 2018 was approximately $56.3 million.

8.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three months ended February 28, 2018 was negative 156 percent, compared to negative 6 percent for the three months ended February 28, 2017. The negative 2018 tax rate is primarily due to the estimated one-time tax benefit associated with the Act of approximately $136 million, or 145 percentage points, and excess tax benefits on stock-based compensation of approximately $24 million, or 25 percentage points. The negative 2017 tax rate is primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $14 million, or 22 percentage points.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which significantly revises U.S. corporate tax law. Among other things, the Act reduces the U.S. federal corporation tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time transition tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Other significant changes include U.S. taxes on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries and base erosion anti-abuse transactions, limitations on the deductibility of interest expense and executive compensation, and repeal of the deduction for domestic production activities. As a result of our current interpretation and estimated impact of the Act, we recorded adjustments totaling a net tax benefit of $136 million in the first quarter of 2018 to provisionally account for the estimated impact. This amount included a provisional estimate for the transition tax of $38 million, which will be payable over eight years, starting in 2019, and a provisional estimate decreasing net deferred tax liabilities by $174 million, resulting from the future reduction in the federal corporate income tax rate.

As of February 28, 2018, we have not completed our accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared, or analyzed. As such, the amounts we have recorded are provisional estimates and as permitted by SAB 118, we will continue to assess the impacts of the Act and may record additional provisional amounts or adjustments to provisional estimates during fiscal year 2018. We expect to complete the accounting for these impacts of tax reform within the measurement period in accordance with SAB 118 as we complete our analysis and receive additional guidance from the Internal Revenue Service pertaining to the Act.

As a result of the Act, all previously undistributed foreign earnings have now been subjected to U.S. tax; however, we currently intend to continue to indefinitely reinvest these earnings outside the U.S. and accordingly, we have not provided non-U.S. deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of non-U.S. deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

We have not yet made a policy election with respect to our treatment of GILTI. We can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. We are still in the process of analyzing the provisions of the Act associated with GILTI and the expected impact of GILTI on our consolidated financial statements.

9.	Commitments and Contingencies

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

10.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three months ended February 28, 2018 and February 28, 2017 were calculated as follows (in millions):

	Three months ended February 28,
	2018	2017
Weighted-average shares outstanding:
Shares used in basic EPS calculation	398.0	406.2
Effect of dilutive securities:
RSUs/RSAs	4.5	5.7
Stock options	9.6	10.3
Shares used in diluted EPS calculation	412.1	422.2

Share Repurchase Programs

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of February 28, 2018, we had $1.507 billion remaining available to repurchase under the program.

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

For the three months ended February 28, 2018, we repurchased approximately $249 million of common shares under these programs.

In March 2018, we funded a $500 million ASR agreement with a scheduled termination date in the second quarter of 2018. Upon funding of the ASR, we received an initial delivery of 8.5 million shares. The total number of shares ultimately to be repurchased under this ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount. At final settlement, we may be entitled to receive additional shares, or, under certain limited circumstances, be required to deliver shares to the relevant ASR counterparty.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 28, 2018 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2017	$(68.1)	$(13.0)	$(3.9)	$(85.0)
Other comprehensive income (loss) before reclassifications	56.4	—	3.6	60.0
Reclassifications from AOCI to income	—	—	1.2	1.2
Reclassifications from AOCI to retained earnings	—	(1.7)	(4.2)	(5.9)
Balance at February 28, 2018	$(11.7)	$(14.7)	$(3.3)	$(29.7)

12.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and also by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three months ended February 28, 2018 and February 28, 2017. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended February 28,
	2018	2017
Revenue
Resources	$205.3	$196.9
Transportation	269.6	224.9
CMS	137.6	126.5
Financial Services	319.6	295.9
Total revenue	$932.1	$844.2

Adjusted EBITDA
Resources	$84.9	$80.0
Transportation	109.7	89.8
CMS	31.8	28.6
Financial Services	145.4	129.2
Shared services	(12.5)	(7.4)
Total Adjusted EBITDA	$359.3	$320.2

Reconciliation to the consolidated statements of operations:
Interest income	0.7	0.5
Interest expense	(46.3)	(31.8)
Benefit for income taxes	146.6	3.6
Depreciation	(41.6)	(36.1)
Amortization related to acquired intangible assets	(89.0)	(84.7)
Stock-based compensation expense	(61.9)	(75.2)
Restructuring charges	—	0.2
Acquisition-related costs	(12.1)	(31.6)
Acquisition-related performance compensation	(14.9)	—
Share of joint venture results not attributable to Adjusted EBITDA	—	0.4
Adjusted EBITDA attributable to noncontrolling interest	0.5	0.5
Net income attributable to IHS Markit Ltd.	$241.3	$66.0
Revenue by transaction type was as follows (in millions):

	Three months ended February 28,
	2018	2017
Recurring fixed revenue	$683.3	$617.1
Recurring variable revenue	117.1	106.4
Non-recurring revenue	131.7	120.7
Total revenue	$932.1	$844.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition and results of operations of IHS Markit Ltd. (“IHS Markit,” “we,” “us,” or “our”) as of and for the periods presented. The following discussion should be read in conjunction with our 2017 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. References to 2018 are to our fiscal year 2018, which began on December 1, 2017 and ends on November 30, 2018.

Executive Summary

Business Overview

We are a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies worldwide. We deliver next-generation information, analytics, and solutions to customers in business, finance, and government, improving their operational efficiency and providing deep insights that lead to well-informed, confident decisions. We have more than 50,000 business and government customers, including 80 percent of the Fortune Global 500 and the world’s leading financial institutions. Headquartered in London, we are committed to sustainable, profitable growth.

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

We believe that this organization helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Our recurring fixed revenue and recurring variable revenue represented approximately 86 percent of our total revenue for the three months ended February 28, 2018 and February 28, 2017. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For 2018, we continue to focus our efforts on the following actions:

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

•
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

•	Free Cash Flow. We define free cash flow as net cash provided by operating activities less capital expenditures.

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

Results of Operations

Total Revenue

First quarter 2018 revenue increased 10 percent compared to the first quarter of 2017. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 28, 2018 to the three months ended February 28, 2017.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
First quarter 2018 vs. first quarter 2017	6%	2%	2%

We saw broad-based organic revenue growth across all four of our segments for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, with particular strength in Transportation and Financial Services and improving performance in Resources and CMS.

Acquisitive revenue growth for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, was primarily due to the aM acquisition in the fourth quarter of 2017.

Foreign currency effects had a 2 percent impact on revenue growth for the three months ended February 28, 2018, compared to the same respective period in 2017. Due to the extent of our global operations, foreign currency movements could continue to positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended February 28,		Percentage Change
(In millions, except percentages)	2018	2017
Revenue:
Resources	$205.3	$196.9	4%
Transportation	269.6	224.9	20%
CMS	137.6	126.5	9%
Financial Services	319.6	295.9	8%
Total revenue	$932.1	$844.2	10%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase (decrease) in revenue
	First quarter 2018 vs. first quarter 2017
	Organic	Acquisitive	Foreign Currency
Resources	3%	—%	1%
Transportation	10%	7%	2%
CMS	5%	1%	2%
Financial Services	6%	—%	3%

Resources revenue for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, experienced positive organic revenue growth as our upstream energy results continue to improve and our chemicals, PGCR, and downstream pricing results remain strong. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, was approximately flat compared to the beginning of the year.

Transportation revenue for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, continued to experience solid organic recurring and non-recurring growth, led primarily by our automotive product offerings. We continue to see strong organic growth in our automotive product category for both our new and used car offerings. Specific drivers of the strong performance in automotive includes our vehicle history report and used car listing services, supply chain forecasting, vehicle emissions analytics, digital marketing, and recall services.

CMS revenue for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, increased as we see benefits from improving end markets and operational changes we have made over the past two years.

Financial Services revenue for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, experienced strength across our Information product offerings and our Solutions product offerings, with some moderation in our Processing product offerings. Within our Information product offerings, revenue growth was led by our indices offerings, with solid growth in our valuation services, equities and bond pricing offerings as well. Solutions product offerings growth was driven by our regulatory and compliance solutions, as well as loan servicing platform growth. Our Processing product offerings declined slightly during the three months ended February 28, 2018, compared to the three months ended February 28, 2017, with decreased derivatives processing more than offsetting slight increases in loan processing due to a difficult comparison to the strong results in the prior year.

Revenue by Transaction Type

	Three months ended February 28,		Percent change
(in millions, except percentages)	2018	2017	Total	Organic
Revenue:
Recurring fixed	$683.3	$617.1	11%	6%
Recurring variable	117.1	106.4	10%	7%
Non-recurring	131.7	120.7	9%	8%
Total revenue	$932.1	$844.2	10%	6%

As a percent of total revenue:
Recurring fixed	73%	73%
Recurring variable	13%	13%
Non-recurring	14%	14%

Recurring fixed revenue organic growth increased measurably for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, with Transportation and Financial Services recurring offerings providing the largest contribution to the growth, good results in CMS, and improving growth in the Resources segment. Recurring variable revenue was composed entirely of Financial Services revenue, with strong organic growth coming from our Information and Solutions product offering categories, offset by lower Processing revenue.

Non-recurring organic revenue increases for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, were primarily due to continued strength in the Transportation segment and positive contributions from the Resources and CMS segments.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended February 28,		Percentage Change
(In millions, except percentages)	2018	2017
Operating expenses:
Cost of revenue	$342.9	$327.0	5%
SG&A expense	290.3	268.0	8%
Total cost of revenue and SG&A expense	$633.2	$595.0	6%

Depreciation and amortization expense	$130.6	$120.8	8%

As a percent of revenue:
Total cost of revenue and SG&A expense	68%	70%
Depreciation and amortization expense	14%	14%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. The increases in absolute total cost of revenue and SG&A expense was primarily due to the aM acquisition and foreign currency effects. As a percentage of revenue, total cost of revenue and SG&A expense declined primarily because of strong organic revenue growth in 2018, as well as ongoing cost management and rationalization efforts associated with acquisition integration.

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $13 million for the three months ended February 28, 2018, compared to the same period in 2017, as a result of fewer award grants in 2018, limited acceleration of share awards associated with severance activities, and fewer shares still vesting from pre-Markit merger awards.

Depreciation and Amortization Expense

For the three months ended February 28, 2018, compared to the three months ended February 28, 2017, depreciation and amortization expense increased on an absolute basis primarily because of the aM acquisition, but was relatively flat on a percentage of revenue basis.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three months ended February 28, 2018, we recorded approximately $27 million of direct and incremental costs associated with acquisition-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, legal and professional fees, and performance compensation expense related to the aM acquisition.

Segment Adjusted EBITDA

	Three months ended February 28,		Percentage Change
(In millions, except percentages)	2018	2017
Adjusted EBITDA:
Resources	$84.9	$80.0	6%
Transportation	109.7	89.8	22%
CMS	31.8	28.6	11%
Financial Services	145.4	129.2	13%
Shared services	(12.5)	(7.4)
Total Adjusted EBITDA	$359.3	$320.2	12%

As a percent of segment revenue:
Resources	41%	41%
Transportation	41%	40%
CMS	23%	23%
Financial Services	46%	44%

For the three months ended February 28, 2018, compared to the three months ended February 28, 2017, Adjusted EBITDA increased primarily due to the leverage in our business model, as incremental revenue drives higher margins. We also continue to focus our efforts on cost management to improve overall margins. Resources segment Adjusted EBITDA increased due to a return to revenue growth. Transportation segment Adjusted EBITDA continued to increase because of high revenue growth that flowed through to segment Adjusted EBITDA. Financial Services segment Adjusted EBITDA growth was primarily due to the margin flow-through from strong revenue growth.

As a percentage of revenue, Adjusted EBITDA continued to improve due to margin expansion from revenue growth and continued integration and business leveraging efforts. Transportation’s Adjusted EBITDA margin increase was compressed by low aM margins.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three months ended February 28, 2018 was negative 156 percent, compared to negative 6 percent for the three months ended February 28, 2017. The negative 2018 tax rate is primarily due to the estimated one-time tax benefit associated with the Act of approximately $136 million, or 145 percentage points, and excess tax benefits on stock-based compensation of approximately $24 million, or 25 percentage points. The negative 2017 tax rate is primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $14 million, or 22 percentage points.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which significantly revises U.S. corporate tax law. Among other things, the Act reduces the U.S. federal corporation tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time transition tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Other significant changes include U.S. taxes on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries and base erosion anti-abuse transactions, limitations on the deductibility of interest expense and executive compensation, and repeal of the deduction for domestic production activities. As a result of our current interpretation and estimated impact of the Act, we recorded adjustments totaling a net tax benefit of $136 million in the first quarter of 2018 to provisionally account for the estimated impact. This amount included a provisional estimate for the transition tax of $38 million, which will be payable over eight years, starting in 2019, and a provisional estimate decreasing net deferred tax liabilities by $174 million, resulting from the future reduction in the federal corporate income tax rate.

As of February 28, 2018, we have not completed our accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared, or analyzed. As such, the amounts we have recorded are provisional estimates and as permitted by SAB 118, we will continue to assess the impacts of the Act and may record additional provisional amounts or adjustments to provisional estimates during fiscal year 2018. We expect to complete the accounting for these impacts of tax reform within the measurement period in accordance with SAB 118 as we complete our analysis and receive additional guidance from the Internal Revenue Service pertaining to the Act. Resolution of the provisional estimates of the Act’s effects different from our assumptions could have a material impact on our financial condition and results of operations.

As a result of the Act, all previously undistributed foreign earnings have now been subjected to U.S. tax; however, we currently intend to continue to indefinitely reinvest these earnings outside the U.S. and accordingly, we have not provided non-U.S. deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of non-U.S. deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

We have not yet made a policy election with respect to our treatment of GILTI. We can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. We are still in the process of analyzing the provisions of the Act associated with GILTI and the expected impact of GILTI on our consolidated financial statements.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three months ended February 28, 2018 and February 28, 2017.

	Three months ended February 28,		Percentage Change
(In millions, except percentages)	2018	2017
Net income attributable to IHS Markit Ltd.	$241.3	$66.0	266%
Interest income	(0.7)	(0.5)
Interest expense	46.3	31.8
(Benefit) Provision for income taxes	(146.6)	(3.6)
Depreciation	41.6	36.1
Amortization	89.0	84.7
EBITDA	$270.9	$214.5	26%
Stock-based compensation expense	61.9	75.2
Restructuring charges	—	(0.2)
Acquisition-related costs	12.1	31.6
Acquisition-related performance compensation	14.9	—
Share of joint venture results not attributable to Adjusted EBITDA	—	(0.4)
Adjusted EBITDA attributable to noncontrolling interest	(0.5)	(0.5)
Adjusted EBITDA	$359.3	$320.2	12%
Adjusted EBITDA as a percentage of revenue	38.6%	37.9%

Our Adjusted EBITDA margin performance for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, increased primarily because of margin flow-through on our organic revenue growth, as well as our continued integration and cost management efforts. The expansion was negatively impacted by changes in foreign currency exchange rates, which resulted in higher revenue and expense amounts, as well as low aM margins. We expect to continue to drive margin improvement through continued revenue growth and cost management activities.

Financial Condition

(In millions, except percentages)	As of February 28, 2018	As of November 30, 2017	Dollar change	Percent change
Accounts receivable, net	$802.7	$693.5	$109.2	16%
Accrued compensation	$59.7	$157.4	$(97.7)	(62)%
Deferred revenue	$919.3	$790.8	$128.5	16%

The increase in accounts receivable was due to increased billing activity in the first quarter of 2018. The decrease in accrued compensation was primarily due to the 2017 bonus payout made in the first quarter of 2018, partially offset by the current year accrual. The increase in deferred revenue was due to increased billings in the first quarter of 2018.

Liquidity and Capital Resources

As of February 28, 2018, we had cash and cash equivalents of $156 million, of which approximately $133 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to non-U.S. income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under our revolving credit facility. We had approximately $4.28 billion of debt as of February 28, 2018, consisting primarily of $990 million of revolving facility debt, $1.12 billion of term loan debt, $2.07 billion of senior notes, and $149 million of institutional senior notes. As of February 28, 2018, we had approximately $858 million available under our revolving credit facility, which was partially used to fund our $500 million ASR entered into in March 2018.

Our interest expense for the three months ended February 28, 2018, compared to the three months ended February 28, 2017, increased primarily because of a higher average debt balance due to acquisitions and share repurchases, as well as a higher effective interest rate due to an increased amount of fixed-rate debt.

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of February 28, 2018, we had repurchased approximately $1.74 billion under this authorization.

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

Cash Flows

	Three months ended February 28,
(In millions, except percentages)	2018	2017	Dollar change	Percent change
Net cash provided by operating activities	$202.9	$250.7	$(47.8)	(19)%
Net cash used in investing activities	$(55.1)	$(66.4)	$11.3	(17)%
Net cash used in financing activities	$(118.9)	$(166.6)	$47.7	(29)%

The decrease in net cash provided by operating activities was primarily due to higher interest, tax, and incentive compensation payments, as well as increased working capital use.

The decrease in net cash used in investing activities was principally due to lower capital expenditures in the first quarter of 2018 compared to the prior year.

The decrease in net cash used in financing activities in the first quarter of 2018 was primarily due to fewer share repurchases in 2018 compared to the prior year.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three months ended February 28,
(In millions, except percentages)	2018	2017	Dollar change	Percent change
Net cash provided by operating activities	$202.9	$250.7
Capital expenditures on property and equipment	(55.2)	(71.7)
Free cash flow	$147.7	$179.0	$(31.3)	(17)%

The decrease in free cash flow was primarily due to lower net cash provided by operating activities, partially offset by decreased capital expenditure activity. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2017 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pensions, and stock-based compensation.

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report on Form 10-K.

Borrowings under the 2016 revolving facility and 2016 term loans are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of February 28, 2018, we had approximately $2.106 billion of floating-rate debt at a 3.36 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $17 million ($21 million without giving effect to any of our interest rate swaps).

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

Please refer to Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our 2017 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 28, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
December 1 - December 31, 2017:
Share repurchase programs (1)	2,020,320	$43.18	2,020,320	$1,592.2
Employee transactions (2)	11,220	$45.09	N/A	N/A
January 1 - January 31, 2018:
Employee transactions (2)	546,599	$45.93	N/A	N/A
February 1 - February 28, 2018:
Share repurchase programs (1)	1,866,947	$45.66	1,866,947	$1,506.9
Employee transactions (2)	1,074,837	$47.47	N/A	N/A
Total share repurchases	5,519,923	$45.13	3,887,267

For the first quarter of 2018, we repurchased approximately $249 million of common shares, including approximately $172 million in open market share repurchases (described in note (1) below), and approximately $77 million in employee transactions (described in note (2) below).

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

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the first quarter of 2018 and would have represented approximately 0.01 percent of our first quarter 2018 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
10.1+*	Second Amendment dated January 24, 2017 to contract of employment for Lance Uggla
10.2+*	Amended and Restated Terms of Employment for Adam Kansler
10.3+*	Amended and Restated Terms of Employment for Jonathan Gear
10.4+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2018 Form of Restricted Share Unit Agreement (Time Based)
10.5+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2018 Form of Performance Share Unit Agreement
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2018.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer