Form 10-Q
period 2018-05-31
IHS Markit Ltd.
filed 2018-06-26
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2018, there were 392,016,480 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “aim,” “strive,” “believe,” “see,” “project,” “predict,” “estimate,” “expect,” “continue,” “strategy,” “future,” “likely,” “may,” “might,” “should,” “will,” “would,” “could,” “target,” similar expressions, and variations or negatives of these words and the use of future tense. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected financial and operating results, such as revenue growth and earnings; strategic plans, actions, and objectives, including acquisitions and dispositions, anticipated benefits from strategic plans, actions, and objectives, including acquisitions and dispositions and the merger between IHS Inc. and Markit Ltd., and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, estimates, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third party service providers; legislative, regulatory and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of our operations; our ability to integrate the business successfully and to achieve anticipated synergies; our ability to retain and hire key personnel; our ability to complete proposed acquisitions and dispositions and complete the related integrations or separations of the businesses; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks, are more fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating or liquidity. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	May 31, 2018	November 30, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$159.0	$133.8
Accounts receivable, net	704.2	693.5
Income tax receivable	29.9	31.9
Deferred subscription costs	77.6	62.8
Assets held for sale	1,151.2	—
Other current assets	85.2	93.0
Total current assets	2,207.1	1,015.0
Non-current assets:
Property and equipment, net	508.9	531.3
Intangible assets, net	3,544.8	4,188.3
Goodwill	8,142.1	8,778.5
Deferred income taxes	11.1	7.1
Other	51.8	34.2
Total non-current assets	12,258.7	13,539.4
Total assets	$14,465.8	$14,554.4
Liabilities and equity
Current liabilities:
Short-term debt	$105.8	$576.0
Accounts payable	42.1	53.4
Accrued compensation	95.2	157.4
Other accrued expenses	347.1	323.0
Income tax payable	13.0	5.5
Deferred revenue	872.0	790.8
Liabilities held for sale	86.5	—
Total current liabilities	1,561.7	1,906.1
Long-term debt, net	4,353.7	3,617.3
Accrued pension and postretirement liability	30.9	31.8
Deferred income taxes	594.4	869.8
Other liabilities	148.5	105.9
Commitments and contingencies
Redeemable noncontrolling interests	7.9	19.1
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 472.3 and 468.7 issued, and 392.0 and 399.2 outstanding at May 31, 2018 and November 30, 2017, respectively	4.7	4.7
Additional paid-in capital	7,617.3	7,612.1
Treasury shares, at cost: 80.3 and 69.5 at May 31, 2018 and November 30, 2017, respectively	(2,289.2)	(1,745.0)
Retained earnings	2,579.5	2,217.6
Accumulated other comprehensive loss	(143.6)	(85.0)
Total shareholders' equity	7,768.7	8,004.4
Total liabilities and equity	$14,465.8	$14,554.4
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Revenue	$1,008.3	$906.1	$1,940.4	$1,750.3
Operating expenses:
Cost of revenue	368.4	337.7	711.3	664.7
Selling, general and administrative	299.2	274.2	589.5	542.2
Depreciation and amortization	131.0	122.8	261.6	243.6
Restructuring charges	—	(0.5)	—	(0.7)
Acquisition-related costs	25.8	30.4	52.8	62.0
Net periodic pension and postretirement expense	0.3	0.4	0.5	0.8
Other expense, net	3.0	4.3	4.4	5.2
Total operating expenses	827.7	769.3	1,620.1	1,517.8
Operating income	180.6	136.8	320.3	232.5
Interest income	0.9	0.6	1.6	1.1
Interest expense	(55.3)	(37.7)	(101.6)	(69.5)
Non-operating expense, net	(54.4)	(37.1)	(100.0)	(68.4)
Income from continuing operations before income taxes and equity in loss of equity method investee	126.2	99.7	220.3	164.1
Benefit (provision) for income taxes	(12.0)	1.0	134.6	4.6
Equity in loss of equity method investee	—	(1.9)	—	(3.9)
Net income	114.2	98.8	354.9	164.8
Net loss attributable to noncontrolling interest	0.5	0.5	1.1	0.5
Net income attributable to IHS Markit Ltd.	$114.7	$99.3	$356.0	$165.3

Basic earnings per share attributable to IHS Markit Ltd.	$0.29	$0.25	$0.90	$0.41
Weighted average shares used in computing basic earnings per share	391.8	399.7	394.9	403.0

Diluted earnings per share attributable to IHS Markit Ltd.	$0.28	$0.24	$0.87	$0.39
Weighted average shares used in computing diluted earnings per share	403.6	415.6	407.9	418.9

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Net income	$114.2	$98.8	$354.9	$164.8
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	1.0	(1.6)	5.8	1.4
Foreign currency translation adjustment	(114.9)	152.5	(58.5)	127.6
Total other comprehensive income (loss)	(113.9)	150.9	(52.7)	129.0
Comprehensive income	$0.3	$249.7	$302.2	$293.8
Comprehensive loss attributable to noncontrolling interest	0.5	0.5	1.1	0.5
Comprehensive income attributable to IHS Markit Ltd.	$0.8	$250.2	$303.3	$294.3
(1) Net of tax expense (benefit) of $0.2 million; $(0.4) million; $1.3 million; and $0.4 million for the three and six months ended May 31, 2018 and 2017, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six months ended May 31,
	2018	2017
Operating activities:
Net income	$354.9	$164.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	261.6	243.6
Stock-based compensation expense	119.6	139.8
Net periodic pension and postretirement expense	0.5	0.8
Undistributed earnings of affiliates, net	—	0.6
Pension and postretirement contributions	(1.3)	(1.3)
Deferred income taxes	(184.2)	(22.5)
Change in assets and liabilities:
Accounts receivable, net	(47.7)	(10.4)
Other current assets	(16.7)	(41.4)
Accounts payable	(10.5)	(13.8)
Accrued expenses	(38.8)	(96.1)
Income tax	18.1	(11.0)
Deferred revenue	91.0	94.0
Other liabilities	39.1	4.2
Net cash provided by operating activities	585.6	451.3
Investing activities:
Capital expenditures on property and equipment	(114.7)	(130.5)
Acquisitions of businesses, net of cash acquired	(8.8)	—
Change in other assets	(7.9)	(0.3)
Settlements of forward contracts	(2.0)	9.0
Net cash used in investing activities	(133.4)	(121.8)
Financing activities:
Proceeds from borrowings	1,427.6	1,790.0
Repayment of borrowings	(1,159.9)	(1,185.2)
Payment of debt issuance costs	(14.6)	(9.5)
Payments for purchase of noncontrolling interests	(7.7)	—
Proceeds from the exercise of employee stock options	111.9	187.5
Payments related to tax withholding for stock-based compensation	(79.1)	(70.3)
Repurchases of common shares	(672.5)	(1,005.7)
Net cash used in financing activities	(394.3)	(293.2)
Foreign exchange impact on cash balance	(32.7)	(12.7)
Net increase in cash and cash equivalents	25.2	23.6
Cash and cash equivalents at the beginning of the period	133.8	138.9
Cash and cash equivalents at the end of the period	$159.0	$162.5

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2017 (Audited)	399.2	$4.7	$7,612.1	$(1,745.0)	$2,217.6	$(85.0)	$8,004.4	$19.1
Repurchases of common shares	(14.2)	—	—	(672.5)	—	—	(672.5)	—
Share-based award activity	2.1	—	(105.9)	128.3	—	—	22.4	—
Option exercises	4.9	—	111.1	—	—	—	111.1	—
Net income (loss)	—	—	—	—	356.0	—	356.0	(1.1)
Impact of the Tax Cuts and Jobs Act of 2017	—	—	—	—	5.9	(5.9)	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(10.1)
Other comprehensive loss	—	—	—	—	—	(52.7)	(52.7)	—
Balance at May 31, 2018	392.0	$4.7	$7,617.3	$(2,289.2)	$2,579.5	$(143.6)	$7,768.7	$7.9
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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

2.	Business Combinations and Divestitures

In September 2017, we acquired automotiveMastermind Inc. (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. The purchase price consisted of cash consideration of approximately $432 million for 78 percent of aM, including $43 million of contingent consideration that was based on underlying business performance through January 2018. The contingent consideration liability is recorded within other current liabilities in our consolidated balance sheet as of May 31, 2018, and November 30, 2017, and payment for the contingent consideration was made in June 2018. The acquisition of aM helps to fill out our existing automotive offerings by leveraging predictive analytics to improve the buyer experience in the new car dealer market. This acquisition is included in our Transportation segment.

In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We will pay cash to acquire these interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that will be remeasured based on changes in the fair value of the equity interests; we have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability as other liabilities within the consolidated balance sheets. We have preliminarily estimated a range of $200 million to $225 million of compensation expense related to this transaction that will be recognized over a weighted-average recognition period of approximately 4 years.

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

Total
Assets:
Current assets	$7.3
Property and equipment	1.1
Intangible assets	113.8
Goodwill	369.9
Other long-term assets	0.9
Total assets	493.0
Liabilities:
Current liabilities	4.6
Deferred revenue	1.4
Deferred taxes	42.9
Total liabilities	48.9
Purchase price	$444.1

In April 2018, we acquired DeriveXperts, a provider of valuation services for OTC derivatives and other complex financial securities, for approximately $9 million. This acquisition complements and enhances our existing derivatives data and valuations products.

In May 2018, we announced our intent to acquire Ipreo, a leading financial services solutions and data provider, for approximately $1.855 billion, which transaction is expected to be completed in the second half of 2018, subject to customary closing conditions and regulatory filings and approvals.

In May 2018, we also announced that, following a detailed review of our Financial Services product offerings, we had initiated a process to sell MarkitSERV, our derivatives processing offering. We expect to complete the sale within one year. The following table provides the components of MarkitSERV assets and liabilities held for sale as of May 31, 2018 (in millions):

Current assets	$44.9
Property and equipment	43.9
Intangible assets	450.2
Goodwill	612.2
Assets held for sale	$1,151.2
Current liabilities	$9.7
Deferred income taxes	76.8
Liabilities held for sale	$86.5

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2018 and November 30, 2017 (in millions):

	As of May 31, 2018			As of November 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$749.1	$(370.9)	$378.2	$753.7	$(340.2)	$413.5
Customer relationships	2,609.1	(393.3)	2,215.8	2,957.8	(348.6)	2,609.2
Developed technology	655.4	(80.3)	575.1	827.6	(73.4)	754.2
Developed computer software	85.4	(58.8)	26.6	85.6	(54.3)	31.3
Trademarks	481.3	(132.5)	348.8	488.9	(111.4)	377.5
Other	7.8	(7.5)	0.3	8.3	(5.7)	2.6
Total intangible assets	$4,588.1	$(1,043.3)	$3,544.8	$5,121.9	$(933.6)	$4,188.3

Intangible assets amortization expense was $88.6 million and $177.6 million for the three and six months ended May 31, 2018, respectively, compared to $83.7 million and $168.4 million for the three and six months ended May 31, 2017. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2018 (in millions):

Year	Amount
Remainder of 2018	$157.7
2019	$293.7
2020	$286.4
2021	$281.0
2022	$262.1
Thereafter	$2,263.9
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2017 to May 31, 2018 was primarily due to current year amortization and the reclassification of MarkitSERV intangible assets to assets held for sale.

4.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of May 31, 2018 and November 30, 2017 (in millions):

	May 31, 2018	November 30, 2017
2016 revolving facility	$1,335.0	$886.0
2016 term loan:
Tranche A-1	598.6	615.0
Tranche A-2	501.9	515.6
2017 term loan	—	500.0
5.00% senior notes due 2022	750.0	750.0
4.75% senior notes due 2025	814.8	815.8
4.00% senior notes due 2026	500.0	—
Institutional senior notes:
Series A	—	95.8
Series B	—	53.7
Debt issuance costs	(44.2)	(42.8)
Capital leases	3.4	4.2
Total debt	$4,459.5	$4,193.3
Current portion	(105.8)	(576.0)
Total long-term debt	$4,353.7	$3,617.3

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (“2016 revolving facility”). Borrowings under the 2016 revolving facility mature in July 2021. The interest rates for borrowings under the 2016 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), as such terms are defined in the revolving facility agreement. A commitment fee on any unused balance is payable periodically and ranges from 0.125 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.6 million of outstanding letters of credit under the 2016 revolving facility as of May 31, 2018, which reduces the available borrowing under the facility by an equivalent amount.

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

As of May 31, 2018, we had approximately $1.335 billion of outstanding borrowings under the 2016 revolving facility at a current annual interest rate of 3.43 percent and approximately $1.101 billion of outstanding borrowings under the 2016 term loans at a current weighted average annual interest rate of 3.80 percent, including the effect of the interest rate swaps described in Note 5.

5.00% senior notes due 2022 (“5% Notes”). In October 2014, IHS Inc. issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the Securities Act). In August 2015, we completed a registered exchange offer for the 5% Notes. In July 2016, in connection with the merger between IHS and Markit, we completed an exchange offer for $742.8 million of the outstanding 5% Notes for an equal principal amount of new 5% senior unsecured notes issued by IHS Markit with the same maturity. Approximately $7.2 million of the 5% Notes did not participate in the exchange offer. The new 5% Notes are not, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The new 5% Notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority.

The 5% Notes bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 5% Notes as of May 31, 2018 was approximately $768.0 million.

4.75% notes due 2025 (“4.75% Notes”). In February 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. In July 2017, we issued an additional $300 million aggregate principal amount of the 4.75% Notes at a $16.5 million premium, resulting in an effective interest rate of 3.88 percent. The 4.75% notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4.75% Notes bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes is due semiannually on February 15 and August 15 of each year, commencing August 15, 2017. We may redeem the 4.75% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes as of May 31, 2018 was approximately $795.0 million.

4.00% notes due 2026 (“4% Notes”). In December 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2026 in an offering not subject to the registration requirements of the Securities Act. The 4% Notes have been admitted for trading to the official list of the Channel Islands Securities Exchange Authority. The 4% Notes bear interest at a fixed rate of 4.00 percent and mature on March 1, 2026. Interest on the 4% Notes is due semiannually on March 1 and September 1 of each year, commencing March 1, 2018. We may redeem the 4% Notes in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4% Notes as of May 31, 2018 was approximately $477.0 million.

Institutional senior notes. In November 2015, Markit issued two series of senior unsecured notes having an aggregate principal amount of $500 million to certain institutional investors. In November 2016, we completed an offer to repurchase approximately $350 million of these notes. In May 2018, we prepaid the remaining notes in full through a combination of cash on hand and drawings under the 2016 revolving facility and terminated the related Note Purchase and Guarantee Agreement. The Series A notes bore interest at a fixed rate of 3.73 percent and were set to mature on November 4, 2022. The Series B notes bore interest at a fixed rate of 4.05 percent and were set to mature on November 4, 2025. The institutional senior notes had certain financial and other covenants, including a maximum Consolidated Leverage Ratio and a minimum Interest Coverage Ratio, as such terms were defined in the Note Purchase and Guarantee Agreement.

As of May 31, 2018, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments and expected cash availability over the next 12 months.

The carrying value of our variable rate debt instruments approximate their fair value because of the variable interest rates associated with those instruments. The fair values of the 5% Notes, the 4.75% Notes, and the 4% Notes were measured using observable inputs in markets that are not active; consequently, we have classified those notes within Level 2 of the fair value hierarchy.

On June 25, 2018, we terminated the 2016 revolving facility and entered into a new $2.0 billion senior unsecured revolving credit agreement (“2018 revolving facility”). Borrowings under the 2018 revolving facility mature in June 2023. The interest rates for borrowings under the 2018 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.125 percent to 0.30 percent based upon our credit rating. As a result of the termination of the 2016 revolving facility, the outstanding letters of credit under that facility were transferred to the 2018 revolving facility.

Coincident with the termination of the 2016 revolving facility, we terminated the 2016 term loan and entered into a new senior unsecured amortizing term loan agreement (“2018 term loan”). The 2018 term loan has a final maturity date of July 2021. The interest rates for borrowings under the 2018 term loan are the same as those under the 2018 revolving facility.

Subject to certain conditions, the 2018 revolving facility may be expanded by up to an aggregate of $1.0 billion in additional commitments. The 2018 revolving facility and the 2018 term loan have certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms are defined in the agreements.

On June 25, 2018, we also entered into a new 364-day Credit Agreement (the “364-Day Credit Agreement”) for a term loan credit facility in an aggregate principal amount of $1.855 billion, which will be available to be borrowed on the closing date of the 364-Day Credit Agreement, which will occur substantially concurrently with the consummation of our previously announced acquisition of Ipreo. The proceeds of this term loan will be used to finance the acquisition of Ipreo, repay amounts outstanding under Ipreo’s existing credit agreement and senior notes indenture, and pay related fees and expenses. The commitments in respect of the 364-Day Credit Agreement and the extension of credit thereunder are conditioned upon satisfaction (or waiver) of certain conditions precedent, including, among other things, the substantially concurrent consummation of the acquisition of Ipreo in accordance with the terms of the acquisition agreement.

The interest rate for borrowings under the 364-day Credit Agreement is based on an alternate base rate (equal to the highest of (a) the federal funds rate plus 0.50%, (b) HSBC Bank USA, National Association’s “prime rate,” and (c) LIBOR plus 1.00%, plus spread ranging from 0.00% to 0.75% for alternate base rate loans and ranging from 1.00% to 1.75% for LIBOR loans, with such applicable spread dependent upon our credit rating, and each such applicable spread being subject to a 0.25% step-up on the 180th day following the closing date of the agreement and a 0.50% step-up on the 270th day following the closing date. The 364-Day Credit Agreement also contains a fee in respect of the average daily unused commitments payable from August 3, 2018 until the date on which all commitments are terminated (including by way of funding the term loan on the closing date of the agreement), based on a commitment fee rate ranging from 0.125% to 0.30%, dependent upon our credit rating.

The 364-Day Credit Agreement has certain financial and other covenants that are consistent with the covenants contained in the 2018 revolving facility and the 2018 term loan, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms are defined in the 364-Day Credit Agreement.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $294.1 million and $261.3 million as of May 31, 2018 and November 30, 2017, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of May 31, 2018 and November 30, 2017 (in millions):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	May 31, 2018	November 30, 2017
Assets:
Derivatives not designated as accounting hedges:
Foreign currency forwards	$1.0	$2.8	Other current assets
Total	$1.0	$2.8

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$1.8	$8.9	Other liabilities
Derivatives not designated as accounting hedges:
Foreign currency forwards	1.8	1.7	Other accrued expenses
Total	$3.6	$10.6

The net loss (gain) on foreign currency forwards that are not designated as hedging instruments for the three and six months ended May 31, 2018 and the three and six months ended May 31, 2017, respectively, was as follows (in millions):

	Amount of loss (gain) recognized in the consolidated statements of operations
	Three months ended May 31,		Six months ended May 31,		Location on consolidated statements of operations
	2018	2017	2018	2017
Foreign currency forwards	$5.7	$(9.7)	$3.8	$(6.1)	Other expense, net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of May 31, 2018 and May 31, 2017, respectively, as well as the activity on our cash flow hedging instruments for the three and six months ended May 31, 2018 and the three and six months ended May 31, 2017, respectively (in millions):

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Beginning balance	$(3.3)	$(7.5)	$(3.9)	$(10.5)
Amount of gain (loss) recognized in AOCI:
Interest rate swaps	0.2	(2.3)	3.8	(1.1)
Foreign currency forwards	—	(0.6)	—	(0.2)
Amount of loss (gain) reclassified from AOCI to income:
Interest rate swaps (1)	0.8	1.5	2.0	3.2
Foreign currency forwards (1)	—	(0.2)	—	(0.5)
Amount of loss reclassified from AOCI to retained earnings	—	—	(4.2)	—
Ending balance	$(2.3)	$(9.1)	$(2.3)	$(9.1)

(1) Pre-tax amounts reclassified from AOCI related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

Approximately $1.1 million of the $1.8 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Acquisition-related Costs

During the six months ended May 31, 2018, we incurred approximately $52.8 million in costs associated with acquisitions, including employee severance charges and retention costs, contract termination costs for facility consolidations, legal and professional fees, and the performance compensation expense related to the aM acquisition described in Note 2. Approximately $11.5 million of the total charge was allocated to shared services, with $27.4 million of the charge recorded in the Transportation segment, $8.8 million in the Financial Services segment, $2.6 million in the CMS segment, and the remainder in the Resources segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of May 31, 2018 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2017	$13.9	$17.6	$23.7	$55.2
Add: Costs incurred	16.1	2.9	32.7	51.7
Revision to prior estimates	0.8	0.5	(0.2)	1.1
Less: Amount paid	(21.9)	(8.4)	(10.6)	(40.9)
Balance at May 31, 2018	$8.9	$12.6	$45.6	$67.1

As of May 31, 2018, the $67.1 million remaining liability was primarily in the Transportation segment and in shared services. We expect that the significant majority of the remaining liability will be paid within the next 12 months except for the aM acquisition-related performance compensation liability, which was approximately $35.5 million as of May 31, 2018.

7.	Stock-based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2018 and May 31, 2017 was as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Cost of revenue	$16.7	$21.8	$34.7	$37.7
Selling, general and administrative	41.0	42.8	84.9	102.1
Total stock-based compensation expense	$57.7	$64.6	$119.6	$139.8
No stock-based compensation cost was capitalized during the three and six months ended May 31, 2018 and May 31, 2017.
As of May 31, 2018, there was $270.9 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.8 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the six months ended May 31, 2018:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2017	10.7	$35.64
Granted	3.1	$47.59
Vested	(4.6)	$33.90
Forfeited	(0.4)	$41.03
Balance at May 31, 2018	8.8	$40.55
The total fair value of RSUs and RSAs that vested during the six months ended May 31, 2018 was $218.2 million.
Stock Options. The following table summarizes stock option award activity during the six months ended May 31, 2018, as well as stock options that are vested and expected to vest and stock options exercisable as of May 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2017	25.3	$25.69
Exercised	(4.9)	$22.76
Forfeited	—	$—
Balance at May 31, 2018	20.4	$26.39	2.1	465.9
Vested and expected to vest at May 31, 2018	20.2	$26.39	2.1	461.3
Exercisable at May 31, 2018	8.9	$25.79	1.7	208.2

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on May 31, 2018 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on May 31, 2018. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the six months ended May 31, 2018 was approximately $124.7 million.

8.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and six months ended May 31, 2018 was 10 percent and negative 61 percent, respectively, compared to negative 1 percent and negative 3 percent for the three and six months ended May 31, 2017. The low or negative 2018 tax rates are primarily due to tax benefits associated with US tax reform of approximately $136 million in the first quarter of 2018, and excess tax benefits on stock-based compensation of approximately $7 million and $31 million for the three and six months ended May 31, 2018, respectively. The negative 2017 tax rates are primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $9 million and $23 million for the three and six months ended May 31, 2017, respectively.

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

As of May 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared, or analyzed. As such, the amounts we have recorded are provisional estimates and as permitted by SAB 118, we will continue to assess the impacts of the Act and may record additional provisional amounts or adjustments to provisional estimates during fiscal year 2018. We expect to complete the accounting for these impacts of tax reform within the measurement period in accordance with SAB 118 as we complete our analysis and receive additional guidance from the Internal Revenue Service pertaining to the Act.

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

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (“CARFAX”) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleged, among other things, that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint sought three times the actual damages that a jury would have found the plaintiffs to have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs, and counsel for plaintiffs indicated that there could have been additional claimants. On September 30, 2016, the District Court granted CARFAX’s motion for summary judgment, dismissing all claims in the complaint, and on June 1, 2018, the Second Circuit Court of Appeals affirmed the District Court’s decision dismissing all claims in the complaint. On January 13, 2017, another group of auto and light truck dealers filed a complaint in the U.S. District Court for the Southern District of New York on substantially the same claims as described above. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs, and attorneys’ fees. The court stayed the second case pending the outcome of the appeal of the first case described above. Given the favorable decision to CARFAX of the appeal of the first case, CARFAX believes it will reach a similar favorable result in the second case.

In October 2015, the Division of Enforcement of the SEC opened a non-public civil investigation related to certain of our current and former securitized product indices, and requested that we provide certain documents and information. We responded to these inquiries in late 2015 and early 2016, and, to the extent the SEC has further inquiries, will continue to cooperate in this matter.

10.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and six months ended May 31, 2018 and May 31, 2017 were calculated as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Weighted-average shares outstanding:
Shares used in basic EPS calculation	391.8	399.7	394.9	403.0
Effect of dilutive securities:
RSUs/RSAs	2.4	4.1	3.5	4.9
Stock options	9.4	11.8	9.5	11.0
Shares used in diluted EPS calculation	403.6	415.6	407.9	418.9

Share Repurchase Programs

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of May 31, 2018, we had $1.007 billion remaining available to repurchase under the program.

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

In March 2018, we funded a $500 million ASR agreement with a scheduled termination date in the second quarter of 2018. Upon funding of the ASR, we received an initial delivery of 8.502 million shares. At the completion of the ASR in May 2018, we received an additional 1.817 million shares.

During the six months ended May 31, 2018, including the ASR described above, we repurchased approximately $752 million, or 15.890 million shares, under our share repurchase programs, representing an average share price of $47.30.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the six months ended May 31, 2018 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2017	$(68.1)	$(13.0)	$(3.9)	$(85.0)
Other comprehensive income (loss) before reclassifications	(58.5)	—	3.8	(54.7)
Reclassifications from AOCI to income	—	—	2.0	2.0
Reclassifications from AOCI to retained earnings	—	(1.7)	(4.2)	(5.9)
Balance at May 31, 2018	$(126.6)	$(14.7)	$(2.3)	$(143.6)

12.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and also by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and six months ended May 31, 2018 and May 31, 2017. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Revenue
Resources	$237.0	$223.8	$442.3	$420.7
Transportation	296.3	242.3	565.9	467.2
CMS	138.9	130.6	276.5	257.1
Financial Services	336.1	309.4	655.7	605.3
Total revenue	$1,008.3	$906.1	$1,940.4	$1,750.3

Adjusted EBITDA
Resources	$100.5	$99.7	$185.4	$179.7
Transportation	124.7	98.2	234.4	188.0
CMS	29.9	31.7	61.7	60.3
Financial Services	155.8	138.8	301.2	268.0
Shared services	(12.8)	(15.5)	(25.3)	(22.9)
Total Adjusted EBITDA	$398.1	$352.9	$757.4	$673.1

Reconciliation to the consolidated statements of operations:
Interest income	0.9	0.6	1.6	1.1
Interest expense	(55.3)	(37.7)	(101.6)	(69.5)
Benefit (provision) for income taxes	(12.0)	1.0	134.6	4.6
Depreciation	(42.4)	(39.1)	(84.0)	(75.2)
Amortization related to acquired intangible assets	(88.6)	(83.7)	(177.6)	(168.4)
Stock-based compensation expense	(57.7)	(64.6)	(119.6)	(139.8)
Restructuring charges	—	0.5	—	0.7
Acquisition-related costs	(15.1)	(30.4)	(27.2)	(62.0)
Acquisition-related performance compensation	(10.7)	—	(25.6)	—
Loss on debt extinguishment	(3.0)	—	(3.0)	—
Share of joint venture results not attributable to Adjusted EBITDA	—	0.4	—	0.8
Adjusted EBITDA attributable to noncontrolling interest	0.5	(0.6)	1.0	(0.1)
Net income attributable to IHS Markit Ltd.	$114.7	$99.3	$356.0	$165.3
Revenue by transaction type was as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Recurring fixed revenue	$698.1	$630.6	$1,381.4	$1,247.7
Recurring variable revenue	125.9	116.0	243.0	222.4
Non-recurring revenue	184.3	159.5	316.0	280.2
Total revenue	$1,008.3	$906.1	$1,940.4	$1,750.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our recurring fixed revenue and recurring variable revenue represented approximately 84 percent of our total revenue for the six months ended May 31, 2018 and May 31, 2017. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

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

Manage capital allocation. With the recent announcements of our intent to acquire Ipreo and the initiation of a process to sell MarkitSERV, our capital allocation focus over the next 12 months will be to de-lever to our capital policy target leverage ratio of 2.0-3.0x. We have suspended our share repurchase program until we return to this target leverage ratio.

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

Results of Operations

Total Revenue

Revenue for the three and six months ended May 31, 2018, increased 11 percent compared to the same respective periods of 2017. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2018 to the three and six months ended May 31, 2017.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Second quarter 2018 vs. second quarter 2017	8%	2%	2%
Year-to-date 2018 vs. year-to-date 2017	7%	2%	2%

We saw broad-based organic revenue growth across all four of our segments for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, with particular strength in Transportation and Financial Services and improved performance in Resources and CMS.

Acquisitive revenue growth for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, was primarily due to the aM acquisition in the fourth quarter of 2017.

Foreign currency effects had a 2 percent impact on revenue growth for the three and six months ended May 31, 2018, compared to the same respective periods in 2017. Due to the extent of our global operations, foreign currency movements could continue to positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2018	2017		2018	2017
Revenue:
Resources	$237.0	$223.8	6%	$442.3	$420.7	5%
Transportation	296.3	242.3	22%	565.9	467.2	21%
CMS	138.9	130.6	6%	276.5	257.1	8%
Financial Services	336.1	309.4	9%	655.7	605.3	8%
Total revenue	$1,008.3	$906.1	11%	$1,940.4	$1,750.3	11%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase in revenue
	Second quarter 2018 vs. second quarter 2017			Year-to-date 2018 vs. year-to-date 2017
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources	5%	—%	1%	4%	—%	1%
Transportation	14%	7%	2%	12%	6%	2%
CMS	4%	1%	2%	5%	1%	2%
Financial Services	7%	—%	2%	6%	—%	2%

Resources revenue for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, experienced positive organic revenue growth as our Chemicals, PGCR, and downstream pricing offerings produced strong results, our upstream energy revenue was flat, and our annual CERAWeek event in the second quarter of 2018 was very strong. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, increased slightly compared to the beginning of the year.

Transportation revenue for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, continued to experience strong organic growth, led primarily by our automotive product offerings, with improving performance in our Aerospace, Defense & Security and Maritime & Trade product offerings. We continue to see strong organic growth in our automotive product category for both our new and used car offerings. Specific drivers of the strong performance in automotive includes our vehicle history report and used car listing services, supply chain forecasting, vehicle emissions analytics, digital marketing, and recall services.

CMS revenue for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, increased as we see benefits from improving end markets and operational changes we have made over the past two years.

Financial Services revenue for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, experienced strength across our Information and Solutions product offerings, with a low single-digit decline in our Processing product offerings. Within our Information product offerings, revenue growth was led by our pricing, indices, and valuation services offerings. Solutions product offerings growth was led by our regulatory and compliance solutions, as well as continued revenue growth in our WSO loan management and Enterprise Data Management offerings. Our Processing product offerings declined slightly during the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017.

Revenue by Transaction Type

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in millions, except percentages)	2018	2017	Total	Organic	2018	2017	Total	Organic
Revenue:
Recurring fixed	$698.1	$630.6	11%	6%	$1,381.4	$1,247.7	11%	6%
Recurring variable	125.9	116.0	9%	6%	243.0	222.4	9%	7%
Non-recurring	184.3	159.5	16%	15%	316.0	280.2	13%	12%
Total revenue	$1,008.3	$906.1	11%	8%	$1,940.4	$1,750.3	11%	7%

As a percent of total revenue:
Recurring fixed	69%	70%			71%	71%
Recurring variable	12%	13%			13%	13%
Non-recurring	18%	18%			16%	16%

Recurring fixed revenue organic growth increased measurably for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, with Transportation and Financial Services recurring offerings providing the largest contribution to the growth, broad-based organic growth in CMS, and continued improving growth in the Resources segment. Recurring variable revenue was composed entirely of Financial Services revenue, with strong organic growth coming from our Information and Solutions product offering categories, offset by lower Processing revenue.

Non-recurring organic revenue increases for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, were primarily due to continued strength in the Transportation segment related to recall activity, and strong event results in Resources and Transportation.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2018	2017		2018	2017
Operating expenses:
Cost of revenue	$368.4	$337.7	9%	$711.3	$664.7	7%
SG&A expense	299.2	274.2	9%	589.5	542.2	9%
Total cost of revenue and SG&A expense	$667.6	$611.9	9%	$1,300.8	$1,206.9	8%

Depreciation and amortization expense	$131.0	$122.8	7%	$261.6	$243.6	7%

As a percent of revenue:
Total cost of revenue and SG&A expense	66%	68%		67%	69%
Depreciation and amortization expense	13%	14%		13%	14%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The increases in absolute total cost of revenue and SG&A expense was primarily due to the aM acquisition and foreign currency effects, partially offset by a decrease in stock-based compensation expense. As a percentage of revenue, total cost of revenue and SG&A expense declined primarily because of strong organic revenue growth in 2018, as well as ongoing cost management and rationalization efforts associated with acquisition integration and decreased stock-based compensation expense.

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $7 million and $20 million for the three and six months ended May 31, 2018, respectively, compared to the same periods in 2017, as a result of fewer award grants in 2018, limited acceleration of share awards associated with severance activities, and fewer shares still vesting from awards granted prior to the merger between IHS and Markit.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, depreciation and amortization expense increased on an absolute basis primarily because of the aM acquisition, but was relatively flat on a percentage of revenue basis.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the six months ended May 31, 2018, we recorded approximately $53 million of direct and incremental costs associated with acquisition-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, legal and professional fees, and performance compensation expense related to the aM acquisition.

Segment Adjusted EBITDA

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2018	2017		2018	2017
Adjusted EBITDA:
Resources	$100.5	$99.7	1%	$185.4	$179.7	3%
Transportation	124.7	98.2	27%	234.4	188.0	25%
CMS	29.9	31.7	(6)%	61.7	60.3	2%
Financial Services	155.8	138.8	12%	301.2	268.0	12%
Shared services	(12.8)	(15.5)		(25.3)	(22.9)
Total Adjusted EBITDA	$398.1	$352.9	13%	$757.4	$673.1	13%

As a percent of segment revenue:
Resources	42%	45%		42%	43%
Transportation	42%	41%		41%	40%
CMS	22%	24%		22%	23%
Financial Services	46%	45%		46%	44%

For the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, Adjusted EBITDA increased primarily due to the leverage in our business model, as incremental revenue drives higher margins. We also continue to focus our efforts on cost management to improve overall margins. Resources segment Adjusted EBITDA increased slightly due to a return to revenue growth, partially offset by modest investment spending increases. Transportation and Financial Services segment Adjusted EBITDA continued to increase because of revenue growth that flowed through to segment Adjusted EBITDA.

As a percentage of revenue, Adjusted EBITDA continued to improve due to margin expansion from revenue growth and continued integration and business leveraging efforts. Transportation’s Adjusted EBITDA margin increase was partly offset by low aM margins and Resources Adjusted EBITDA margin was impacted by modest investment spending increases.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and six months ended May 31, 2018 was 10 percent and negative 61 percent, respectively, compared to negative 1 percent and negative 3 percent for the three and six months ended May 31, 2017. The low or negative 2018 tax rates are primarily due to tax benefits associated with US tax reform of approximately $136 million in the first quarter of 2018, and excess tax benefits on stock-based compensation of approximately $7 million and $31 million for the three and six months ended May 31, 2018, respectively. The negative 2017 tax rates are primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $9 million and $23 million for the three and six months ended May 31, 2017, respectively.

The Tax Cuts and Jobs Act (“the Act”), which was enacted on December 22, 2017, significantly revises U.S. corporate tax law. Among other things, the Act reduces the U.S. federal corporation tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time transition tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Other significant changes include U.S. taxes on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries and base erosion anti-abuse transactions, limitations on the deductibility of interest expense and executive compensation, and repeal of the deduction for domestic production activities. As a result of our current interpretation and estimated impact of the Act, we recorded adjustments totaling a net tax benefit of $136 million in the first quarter of 2018 to provisionally account for the estimated impact. This amount included a provisional estimate for the transition tax of $38 million, which will be payable over eight years, starting in 2019, and a provisional estimate decreasing net deferred tax liabilities by $174 million, resulting from the future reduction in the federal corporate income tax rate.

As of May 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared, or analyzed. As such, the amounts we have recorded are provisional estimates and as permitted by SAB 118, we will continue to assess the impacts of the Act and may record additional provisional amounts or adjustments to provisional estimates during fiscal year 2018. We expect to complete the accounting for these impacts of tax reform within the measurement period in accordance with SAB 118 as we complete our analysis and receive additional guidance from the Internal Revenue Service pertaining to the Act. Resolution of the provisional estimates of the Act’s effects different from our assumptions could have a material impact on our financial condition and results of operations.

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

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and six months ended May 31, 2018 and May 31, 2017.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2018	2017		2018	2017
Net income attributable to IHS Markit Ltd.	$114.7	$99.3	16%	$356.0	$165.3	115%
Interest income	(0.9)	(0.6)		(1.6)	(1.1)
Interest expense	55.3	37.7		101.6	69.5
(Benefit) Provision for income taxes	12.0	(1.0)		(134.6)	(4.6)
Depreciation	42.4	39.1		84.0	75.2
Amortization	88.6	83.7		177.6	168.4
EBITDA	$312.1	$258.2	21%	$583.0	$472.7	23%
Stock-based compensation expense	57.7	64.6		119.6	139.8
Restructuring charges	—	(0.5)		—	(0.7)
Acquisition-related costs	15.1	30.4		27.2	62.0
Acquisition-related performance compensation	10.7	—		25.6	—
Loss on debt extinguishment	3.0	—		3.0	—
Share of joint venture results not attributable to Adjusted EBITDA	—	(0.4)		—	(0.8)
Adjusted EBITDA attributable to noncontrolling interest	(0.5)	0.6		(1.0)	0.1
Adjusted EBITDA	$398.1	$352.9	13%	$757.4	$673.1	13%
Adjusted EBITDA as a percentage of revenue	39.5%	38.9%		39.0%	38.5%

Our Adjusted EBITDA margin performance for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, increased primarily because of margin flow-through on our organic revenue growth, as well as our continued integration and cost management efforts. The expansion was negatively impacted by changes in foreign currency exchange rates, as well as low aM margins. We expect to continue to drive margin improvement through continued revenue growth and cost management activities.

Financial Condition

(In millions, except percentages)	As of May 31, 2018	As of November 30, 2017	Dollar change	Percent change
Accounts receivable, net	$704.2	$693.5	$10.7	2%
Accrued compensation	$95.2	$157.4	$(62.2)	(40)%
Deferred revenue	$872.0	$790.8	$81.2	10%

The increase in accounts receivable was due to increased billing activity in the first and second quarters of 2018, partially offset by the MarkitSERV accounts receivable reclassification. The decrease in accrued compensation was primarily due to the 2017 bonus payout made in the first quarter of 2018, partially offset by the current year accrual. The increase in deferred revenue was due to increased billings in the first and second quarters of 2018.

Liquidity and Capital Resources

As of May 31, 2018, we had cash and cash equivalents of $159 million, of which approximately $114 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to non-U.S. income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under our revolving credit facility. We had approximately $4.46 billion of debt as of May 31, 2018, consisting primarily of $1.335 billion of revolving facility debt, $1.10 billion of term loan debt, and $2.06 billion of senior notes. As of May 31, 2018, we had approximately $513 million available under our revolving credit facility. In June 2018, we entered into a new revolving credit facility that increased our borrowing capacity to $2.0 billion from the $1.85 billion capacity existing under the old credit facility. In addition, we have arranged for a $1.855 billion committed 364-day term loan to ensure adequate liquidity for our anticipated Ipreo acquisition.

Our interest expense for the three and six months ended May 31, 2018, compared to the three and six months ended May 31, 2017, increased primarily because of a higher average debt balance due to acquisitions and share repurchases, as well as a higher effective interest rate due to an increased amount of fixed-rate debt.

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of May 31, 2018, we had repurchased approximately $2.24 billion under this authorization.

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

Cash Flows

	Six months ended May 31,
(In millions, except percentages)	2018	2017	Dollar change	Percent change
Net cash provided by operating activities	$585.6	$451.3	$134.3	30%
Net cash used in investing activities	$(133.4)	$(121.8)	$(11.6)	10%
Net cash used in financing activities	$(394.3)	$(293.2)	$(101.1)	34%

The increase in net cash provided by operating activities was primarily due to continued increasing operating performance and working capital improvements.

The increase in net cash used in investing activities was principally due to increased acquisition activity in 2018, partially offset by lower capital expenditures compared to the prior year.

The increase in net cash used in financing activities is primarily due to reduced borrowings and lower proceeds from stock option exercises in 2018, partially offset by lower share repurchases compared to the prior year.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In millions, except percentages)	2018	2017	Dollar change	Percent change
Net cash provided by operating activities	$585.6	$451.3
Capital expenditures on property and equipment	(114.7)	(130.5)
Free cash flow	$470.9	$320.8	$150.1	47%

The increase in free cash flow was primarily due to higher net cash provided by operating activities and lower capital expenditure activity. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Borrowings under the 2016 revolving facility and 2016 term loans are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of May 31, 2018, we had approximately $2.435 billion of floating-rate debt at a 4.08 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $20 million ($24 million without giving effect to any of our interest rate swaps). We do not believe that the 2018 revolving facility arrangement entered into in June 2018 would significantly impact the hypothetical increase analysis.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our 2017 Annual Report on Form 10-K, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our 2017 Annual Report on Form 10-K.

The integration of Ipreo may be more difficult, costly or time consuming than expected, and the acquisition may not result in any or all of the anticipated benefits, including operational and cost synergies.

In May 2018, IHS Markit entered into an agreement to acquire Ipreo, a leading financial services solutions and data provider. The acquisition is expected to close in the second half of 2018, subject to customary closing conditions and regulatory filings and approvals, including with the UK Financial Conduct Authority and under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976. The success of the acquisition of Ipreo, including the realization of the anticipated benefits, will depend in part on IHS Markit’s ability to successfully integrate Ipreo’s businesses in an efficient and effective manner. Failure to effectively integrate the businesses could adversely impact the expected benefits of the acquisition, including operating cost and revenue synergies. Our actual operational synergies and cost savings, including the costs required to realize these synergies and savings, could differ materially from our current estimates. We cannot assure you that we will achieve the full amount of our expected operational synergies or cost savings on the schedule anticipated or at all. In light of these uncertainties, you should not place undue reliance on our operational synergies or cost savings. An inability to realize the full extent of, or any of, the anticipated benefits of the Ipreo acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations, and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
March 1 - March 31, 2018:
Employee transactions (2)	3,661	$48.90	N/A	N/A
Accelerated share repurchase program (1)(3)	8,501,594	48.46	8,501,594	1,006.9
April 1 - April 30, 2018:
Employee transactions (2)	41,846	$48.47	N/A	N/A
May 1 - May 31, 2018:
Employee transactions (2)	5,915	$51.58	N/A	N/A
Accelerated share repurchase program (3)	1,816,897	$48.46	1,816,897	1,006.9
Total share repurchases	10,369,913	$48.46	10,318,491

For the second quarter of 2018, we repurchased approximately $503 million of common shares, including approximately $500 million in open market share repurchases (described in notes (1) and (3) below), and approximately $3 million in employee transactions (described in note (2) below).

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

(3) In March 2018, we funded a $500 million accelerated share repurchase (ASR) agreement with a scheduled termination date in the second quarter of 2018. Upon funding of the ASR, we received an initial delivery of 8.502 million shares. At the completion of the ASR in May 2018, we received an additional 1.817 million shares. The average price paid per share presented above reflects the average price for the 10.318 million total shares repurchased through the ASR.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the second quarter of 2018 and would have represented approximately 0.01 percent of our second quarter 2018 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 19, 2018, by and among Infinity Intermediate Holdings, LLC, Ipreo Parent Holdco LLC, Markit North America, Inc., Iredell Holdings LLC and, solely for the limited purposes set forth therein, IHS Markit Ltd. (Incorporated by reference to Exhibit 2.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on May 23, 2018)

3.1
Amended and Restated Bye-laws of IHS Markit Ltd. (Effective as of April 11, 2018) (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 12, 2018)

10.1
Commitment Letter, dated as of May 19, 2018, by and among IHS Markit Ltd., HSBC Securities (USA) Inc. and HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on May 23, 2018)

10.2
Credit Agreement, dated as of June 25, 2018, by and among IHS Markit Ltd., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on June 26, 2018 (first Form 8-K))

10.3
Credit Agreement, dated as of June 25, 2018, by and among IHS Markit Ltd., the lenders from time to time party thereto and HSBC Bank USA, National Association, as administrative agent (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on June 26, 2018 (first Form 8-K))

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

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2018.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer