Form 10-Q
period 2018-08-31
IHS Markit Ltd.
filed 2018-09-25
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2018, there were 394,165,229 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	August 31, 2018	November 30, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$154.4	$133.8
Accounts receivable, net	760.6	693.5
Income tax receivable	18.2	31.9
Deferred subscription costs	71.2	62.8
Other current assets	109.7	93.0
Total current assets	1,114.1	1,015.0
Non-current assets:
Property and equipment, net	591.9	531.3
Intangible assets, net	4,434.8	4,188.3
Goodwill	10,003.4	8,778.5
Deferred income taxes	11.1	7.1
Other	51.0	34.2
Total non-current assets	15,092.2	13,539.4
Total assets	$16,206.3	$14,554.4
Liabilities and equity
Current liabilities:
Short-term debt	$1,166.3	$576.0
Accounts payable	39.6	53.4
Accrued compensation	155.3	157.4
Other accrued expenses	294.7	323.0
Income tax payable	10.5	5.5
Deferred revenue	897.0	790.8
Total current liabilities	2,563.4	1,906.1
Long-term debt, net	4,893.8	3,617.3
Accrued pension and postretirement liability	22.2	31.8
Deferred income taxes	666.0	869.8
Other liabilities	162.4	105.9
Commitments and contingencies
Redeemable noncontrolling interests	6.9	19.1
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 472.5 and 468.7 issued, and 394.2 and 399.2 outstanding at August 31, 2018 and November 30, 2017, respectively	4.7	4.7
Additional paid-in capital	7,634.2	7,612.1
Treasury shares, at cost: 78.3 and 69.5 at August 31, 2018 and November 30, 2017, respectively	(2,210.7)	(1,745.0)
Retained earnings	2,684.0	2,217.6
Accumulated other comprehensive loss	(220.6)	(85.0)
Total shareholders' equity	7,891.6	8,004.4
Total liabilities and equity	$16,206.3	$14,554.4
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Revenue	$1,001.0	$904.7	$2,941.4	$2,655.0
Operating expenses:
Cost of revenue	375.3	341.6	1,086.6	1,006.3
Selling, general and administrative	287.7	268.8	877.2	811.0
Depreciation and amortization	134.1	120.8	395.7	364.4
Restructuring charges	0.4	(0.1)	0.4	(0.8)
Acquisition-related costs	41.7	14.9	94.5	76.9
Net periodic pension and postretirement expense (income)	(7.1)	3.1	(6.6)	3.9
Other expense, net	1.5	3.1	5.9	8.3
Total operating expenses	833.6	752.2	2,453.7	2,270.0
Operating income	167.4	152.5	487.7	385.0
Interest income	0.9	0.5	2.5	1.6
Interest expense	(56.7)	(41.5)	(158.3)	(111.0)
Non-operating expense, net	(55.8)	(41.0)	(155.8)	(109.4)
Income from continuing operations before income taxes and equity in loss of equity method investee	111.6	111.5	331.9	275.6
Benefit (provision) for income taxes	(7.9)	36.7	126.7	41.3
Equity in loss of equity method investee	(0.2)	(1.1)	(0.2)	(5.0)
Net income	103.5	147.1	458.4	311.9
Net loss (income) attributable to noncontrolling interest	1.0	(1.2)	2.1	(0.7)
Net income attributable to IHS Markit Ltd.	$104.5	$145.9	$460.5	$311.2

Basic earnings per share attributable to IHS Markit Ltd.	$0.26	$0.37	$1.17	$0.78
Weighted average shares used in computing basic earnings per share	393.0	397.6	394.2	401.2

Diluted earnings per share attributable to IHS Markit Ltd.	$0.26	$0.35	$1.13	$0.75
Weighted average shares used in computing diluted earnings per share	405.1	414.2	406.8	417.3

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Net income	$103.5	$147.1	$458.4	$311.9
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	0.9	0.5	6.7	1.9
Net pension liability adjustment (2)	0.6	—	0.6	—
Foreign currency translation adjustment	(78.5)	96.1	(137.0)	223.7
Total other comprehensive income (loss)	(77.0)	96.6	(129.7)	225.6
Comprehensive income	$26.5	$243.7	$328.7	$537.5
Comprehensive income (loss) attributable to noncontrolling interest	1.0	(1.2)	2.1	(0.7)
Comprehensive income attributable to IHS Markit Ltd.	$27.5	$242.5	$330.8	$536.8
(1) Net of tax expense of $0.2 million; $0.1 million; $1.6 million; and $0.5 million for the three and nine months ended August 31, 2018 and 2017, respectively.
(2) Net of tax expense of $0.2 million for the three and nine months ended August 31, 2018.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine months ended August 31,
	2018	2017
Operating activities:
Net income	$458.4	$311.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	395.7	364.4
Stock-based compensation expense	172.1	203.2
Net periodic pension and postretirement expense (income)	(6.6)	3.9
Undistributed earnings of affiliates, net	—	(4.1)
Pension and postretirement contributions	(2.2)	(2.0)
Deferred income taxes	(203.2)	(98.5)
Change in assets and liabilities:
Accounts receivable, net	27.9	11.7
Other current assets	(14.1)	(42.4)
Accounts payable	(13.3)	(17.5)
Accrued expenses	(10.4)	(68.6)
Income tax	34.0	16.9
Deferred revenue	33.4	34.6
Other liabilities	60.3	5.1
Net cash provided by operating activities	932.0	718.6
Investing activities:
Capital expenditures on property and equipment	(168.5)	(191.8)
Acquisitions of businesses, net of cash acquired	(1,881.4)	—
Change in other assets	(7.4)	(2.9)
Settlements of forward contracts	(6.9)	6.6
Net cash used in investing activities	(2,064.2)	(188.1)
Financing activities:
Proceeds from borrowings	4,599.9	2,464.5
Repayment of borrowings	(2,721.6)	(1,856.1)
Payment of debt issuance costs	(30.9)	(14.4)
Payments for purchase of noncontrolling interests	(7.7)	—
Proceeds from noncontrolling interests	—	7.5
Contingent consideration payments	(43.0)	—
Proceeds from the exercise of employee stock options	162.4	297.2
Payments related to tax withholding for stock-based compensation	(85.6)	(82.2)
Repurchases of common shares	(672.5)	(1,317.8)
Net cash provided by (used in) financing activities	1,201.0	(501.3)
Foreign exchange impact on cash balance	(48.2)	(14.3)
Net increase in cash and cash equivalents	20.6	14.9
Cash and cash equivalents at the beginning of the period	133.8	138.9
Cash and cash equivalents at the end of the period	$154.4	$153.8

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2017 (Audited)	399.2	$4.7	$7,612.1	$(1,745.0)	$2,217.6	$(85.0)	$8,004.4	$19.1
Repurchases of common shares	(14.2)	—	—	(672.5)	—	—	(672.5)	—
Share-based award activity	2.2	—	(141.5)	206.8	—	—	65.3	—
Option exercises	7.0	—	163.6	—	—	—	163.6	—
Net income (loss)	—	—	—	—	460.5	—	460.5	(2.1)
Impact of the Tax Cuts and Jobs Act of 2017	—	—	—	—	5.9	(5.9)	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(10.1)
Other comprehensive loss	—	—	—	—	—	(129.7)	(129.7)	—
Balance at August 31, 2018	394.2	$4.7	$7,634.2	$(2,210.7)	$2,684.0	$(220.6)	$7,891.6	$6.9
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2019. We have determined that we will use the modified retrospective transition method upon adoption. We are nearly complete with the contract review and assessment phase of our implementation planning and are reviewing in further detail our product agreements sold under term-based software license arrangements for potential impact. We are continuing to evaluate the impact of these new standards on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. In July 2018, the FASB issued ASU 2018-11, which provides targeted improvements to ASU 2016-02 by providing an additional optional transition method and a lessor practical expedient for lease and nonlease components. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, which provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We early adopted this standard in the third quarter of 2018, and there was no material impact of adoption on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, which provides entities with the option to eliminate the stranded tax effects associated with the change in tax rates under the Act through a reclassification of the stranded tax effects from accumulated other comprehensive income (“AOCI”) to retained earnings. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We early adopted this standard in the first quarter of 2018, which resulted in the reclassification of $5.9 million from AOCI to retained earnings.

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

In August 2018, the FASB issued ASU 2018-15, which addresses the accounting for implementation costs associated with a hosted service. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The standard will be effective for us in the first quarter of our fiscal 2021, although early adoption is permitted. The amendments will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

2.	Business Combinations and Divestitures

Ipreo. In August 2018, we completed our acquisition of Ipreo, a leading financial services solutions and data provider. Ipreo supports market participants in the capital-raising process, including banks, public and private companies, and institutional and individual investors, as well as research, asset management, and wealth management firms. The acquisition of Ipreo helps us expand our core businesses and provides us with the potential to grow in the alternatives segment with a focus on delivering tools for greater transparency and efficiency. This acquisition is included in our Financial Services segment. The purchase price allocation for this acquisition is preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation, net of acquired cash, for this acquisition (in millions):

Total
Assets:
Current assets	$105.8
Property and equipment	13.0
Intangible assets	558.0
Goodwill	1,311.8
Other assets	5.2
Total assets	1,993.8
Liabilities:
Current liabilities	25.8
Deferred revenue	80.0
Deferred taxes	20.9
Other long-term liabilities	2.5
Total liabilities	129.2
Purchase price	$1,864.6

DeriveXperts. In April 2018, we acquired DeriveXperts, a provider of valuation services for OTC derivatives and other complex financial securities, for approximately $9 million. This acquisition complements and enhances our existing derivatives data and valuations products.

PetroChem Wire. In August 2018, we acquired PetroChem Wire LLC, a daily, independent publication that creates global awareness of the U.S. NGLs, olefins, and polymers markets by providing useful and clear information at the close of each business day, for approximately $8 million. This acquisition complements our existing OPIS product offerings.

automotiveMastermind Inc. (“aM”). In September 2017, we acquired automotiveMastermind Inc., a leading provider of predictive analytics and marketing automation software for the automotive industry. The purchase price consisted of cash consideration of approximately $432 million for 78 percent of aM, including $43 million of contingent consideration that was based on underlying business performance through January 2018. The contingent consideration liability is recorded within other current liabilities in our consolidated balance sheet as of November 30, 2017, and payment for the contingent consideration was made in June 2018. The acquisition of aM helps to fill out our existing automotive offerings by leveraging predictive analytics to improve the buyer experience in the new car dealer market. This acquisition is included in our Transportation segment.

In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We will pay cash to acquire these interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that will be remeasured based on changes in the fair value of the equity interests; we have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability as other liabilities within the consolidated balance sheets. We originally estimated a range of $200 million to $225 million of compensation expense related to this transaction that will be recognized over a weighted-average recognition period of approximately 4 years. In the third quarter of 2018, upon reassessment of near-term financial expectations and their impact on the earn-out calculations, we have reduced our estimated compensation expense range to $150 million to $175 million, to be recognized over a weighted-average recognition period of approximately 3.5 years, which did not significantly impact 2018 expense.

Macroeconomic Advisers. In September 2017, we also acquired Macroeconomic Advisers, a small independent research firm that specializes in monitoring, analyzing and forecasting developments in the U.S. economy.

The purchase price allocation for the aM and Macroeconomic Advisers acquisitions is preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation, net of acquired cash, for these two acquisitions (in millions):

Total
Assets:
Current assets	$7.3
Property and equipment	1.1
Intangible assets	113.8
Goodwill	369.9
Other long-term assets	0.9
Total assets	493.0
Liabilities:
Current liabilities	4.6
Deferred revenue	1.4
Deferred taxes	42.9
Total liabilities	48.9
Purchase price	$444.1

In the second quarter of 2018, following a detailed review of our Financial Services product offerings, we announced we had initiated a process to sell MarkitSERV, our derivatives processing offering, within one year, and had therefore classified its assets and liabilities as held for sale. After a comprehensive sales process with many different strategic and private equity parties, we have decided that at this time, the best financial and strategic outcome for IHS Markit is to keep MarkitSERV and terminate the sale process. We intend to operate MarkitSERV on an ongoing basis and accordingly, have removed it from held for sale classification. In connection with the reclassification, we reassessed the associated long-lived assets for impairment and concluded that no impairment had occurred.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2018 and November 30, 2017 (in millions):

	As of August 31, 2018			As of November 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$746.2	$(386.2)	$360.0	$753.7	$(340.2)	$413.5
Customer relationships	3,311.1	(454.3)	2,856.8	2,957.8	(348.6)	2,609.2
Developed technology	955.1	(116.5)	838.6	827.6	(73.4)	754.2
Developed computer software	85.4	(61.0)	24.4	85.6	(54.3)	31.3
Trademarks	501.3	(146.3)	355.0	488.9	(111.4)	377.5
Other	1.4	(1.4)	—	8.3	(5.7)	2.6
Total intangible assets	$5,600.5	$(1,165.7)	$4,434.8	$5,121.9	$(933.6)	$4,188.3

Intangible assets amortization expense was $89.1 million and $266.7 million for the three and nine months ended August 31, 2018, respectively, compared to $82.6 million and $251.0 million for the three and nine months ended August 31, 2017. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2018 (in millions):

Year	Amount
Remainder of 2018	$97.8
2019	$370.0
2020	$362.7
2021	$354.6
2022	$331.5
Thereafter	$2,918.2
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2017 to August 31, 2018 was primarily due to the Ipreo acquisition, partially offset by current year amortization.

4.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of August 31, 2018 and November 30, 2017 (in millions):

	August 31, 2018	November 30, 2017
2016 revolving facility	$—	$886.0
2018 revolving facility	1,465.0	—
2016 term loan:
Tranche A-1	—	615.0
Tranche A-2	—	515.6
2018 term loan:
Tranche A-1	590.4	—
Tranche A-2	495.0	—
2017 term loan	—	500.0
364-day credit agreement	250.0	—
5.00% senior notes due 2022	750.0	750.0
4.125% senior notes due 2023	498.6	—
4.75% senior notes due 2025	814.3	815.8
4.00% senior notes due 2026	500.0	—
4.75% senior notes due 2028	747.2	—
Institutional senior notes:
Series A	—	95.8
Series B	—	53.7
Debt issuance costs	(54.1)	(42.8)
Capital leases	3.7	4.2
Total debt	$6,060.1	$4,193.3
Current portion	(1,166.3)	(576.0)
Total long-term debt	$4,893.8	$3,617.3

2016 revolving facility. In July 2016, we entered into a $1.85 billion senior unsecured revolving credit agreement (“2016 revolving facility”). Borrowings under the 2016 revolving facility were set to mature in July 2021. The interest rates for borrowings under the 2016 revolving facility were the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which was defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), as such terms were defined in the revolving facility agreement. A commitment fee on any unused balance was payable periodically and ranged from 0.125 percent to 0.30 percent based upon our Leverage Ratio.

2018 revolving facility. On June 25, 2018, we terminated the 2016 revolving facility and entered into a new $2.0 billion senior unsecured revolving credit agreement (“2018 revolving facility”). Borrowings under the 2018 revolving facility mature in June 2023. The interest rates for borrowings under the 2018 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.125 percent to 0.30 percent based upon our credit rating. The obligations under the 2018 revolving facility are not guaranteed by any of our subsidiaries. As a result of the termination of the 2016 revolving facility, the outstanding letters of credit under that facility were transferred to the 2018 revolving facility. We had approximately $1.6 million of outstanding letters of credit under the 2018 revolving facility as of August 31, 2018, which reduced the available borrowing under the facility by an equivalent amount.

2016 term loan. In July 2016, we entered into a $1.206 billion senior unsecured amortizing term loan agreement (“2016 term loan”). The 2016 term loan had a final maturity date of July 2021. The interest rates for borrowings under the 2016 term loan were the same as those under the 2016 revolving facility.

2018 term loan. Coincident with entering into the 2018 revolving facility and terminating the 2016 revolving facility, we terminated the 2016 term loan and entered into a new senior unsecured amortizing term loan agreement (“2018 term loan”). The 2018 term loan has a final maturity date of July 2021. The obligations under the 2018 term loan are not guaranteed by any of our subsidiaries. The interest rates for borrowings under the 2018 term loan are the same as those under the 2018 revolving facility.

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

364-Day Credit Agreement. On June 25, 2018, we entered into a 364-day Credit Agreement (the “364-Day Credit Agreement”) for a term loan credit facility in an aggregate principal amount of $1.855 billion, which became available to be borrowed upon the satisfaction of certain conditions precedent, including the concurrent completion of our acquisition of Ipreo. On August 2, 2018, concurrent with the completion of our acquisition of Ipreo, we borrowed $250.0 million under the 364-Day Credit Agreement. The interest rates for borrowings under the 364-day Credit Agreement are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our credit rating. The spread over LIBOR is subject to a 0.25 percent step-up on the 180th day following the closing date of the agreement and a 0.50 percent step-up on the 270th day following the closing date. The obligations under the 364-Day Credit Agreement are not guaranteed by any of our subsidiaries. The 364-Day Credit Agreement has certain financial and other covenants that are consistent with the covenants contained in the 2018 revolving facility and the 2018 term loan, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms are defined in the 364-Day Credit Agreement.

As of August 31, 2018, we had approximately $1.465 billion of outstanding borrowings under the 2018 revolving facility at a current annual interest rate of 3.44 percent and approximately $1.335 billion of outstanding borrowings under the 2018 term loans and 364-Day Credit agreement at a current weighted average annual interest rate of 3.49 percent, including the effect of the interest rate swaps described in Note 5.

5.00% senior notes due 2022 (“5% Notes due 2022”). In October 2014, IHS Inc. issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the Securities Act). In August 2015, we completed a registered exchange offer for the 5% Notes due 2022. In July 2016, in connection with the merger between IHS and Markit, we completed an exchange offer for $742.8 million of the outstanding 5% Notes due 2022 for an equal principal amount of new 5% senior unsecured notes issued by IHS Markit with the same maturity. Approximately $7.2 million of the 5% Notes due 2022 did not participate in the exchange offer. The new 5%

Notes due 2022 are not, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The new 5% Notes due 2022 have been admitted to the official list of The International Stock Exchange in the Channel Islands.

The 5% Notes due 2022 bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes due 2022 is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes due 2022 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes due 2022. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan and the termination of the 2016 revolving facility and 2016 term loan in June 2018, each guarantor of the 5% Notes due 2022 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 5% Notes due 2022 as of August 31, 2018 was approximately $777.8 million.

4.125% senior notes due 2023 (“4.125% Notes due 2023”). In July 2018, we issued $500 million aggregate principal amount of senior unsecured notes due 2023 in a registered offering under the Securities Act. The 4.125% Notes due 2023 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.125% Notes due 2023 bear interest at a fixed rate of 4.125 percent and mature on August 1, 2023. Interest on the 4.125% Notes due 2023 is due semiannually on February 1 and August 1 of each year, commencing February 1, 2019. The notes were issued at a discount which represented a price to the public of 99.707% of the principal amount. We may redeem the 4.125% Notes due 2023 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.125% Notes due 2023. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.125% Notes due 2023 as of August 31, 2018 was approximately $501.1 million.

4.75% senior notes due 2025 (“4.75% Notes due 2025”). In February 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. In July 2017, we issued an additional $300 million aggregate principal amount of the 4.75% Notes due 2025 at a $16.5 million premium, resulting in an effective interest rate of 3.88 percent. The 4.75% Notes due 2025 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.75% Notes due 2025 bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes due 2025 is due semiannually on February 15 and August 15 of each year, commencing August 15, 2017. We may redeem the 4.75% Notes due 2025 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes due 2025. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan and the termination of the 2016 revolving facility and 2016 term loan in June 2018, each guarantor of the 4.75% Notes due 2025 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 4.75% Notes due 2025 as of August 31, 2018 was approximately $812.0 million.

4.00% senior notes due 2026 (“4% Notes due 2026”). In December 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2026 in an offering not subject to the registration requirements of the Securities Act. The 4% Notes due 2026 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4% Notes due 2026 bear interest at a fixed rate of 4.00 percent and mature on March 1, 2026. Interest on the 4% Notes due 2026 is due semiannually on March 1 and September 1 of each year, commencing March 1, 2018. We may redeem the 4% Notes due 2026 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4% Notes due 2026. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan and the termination of the 2016 revolving facility and 2016 term loan in June 2018, each guarantor of the 4% Notes due 2026 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 4% Notes due 2026 as of August 31, 2018 was approximately $482.2 million.

4.75% senior notes due 2028 (“4.75% Notes due 2028”). In July 2018, we issued $750 million aggregate principal amount of senior unsecured notes due 2028 in a registered offering under the Securities Act. The 4.75% Notes due 2028 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.75% Notes due 2028 bear interest at a fixed rate of 4.75 percent and mature on August 1, 2028. Interest on the 4.75% Notes due 2028 is due semiannually on February 1 and August 1 of each year, commencing February 1, 2019. The 4.75% Notes due 2028 were issued at a discount which represented a price to the public of 99.628% of the principal amount. We may redeem the 4.75% Notes due 2028 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.75% Notes due 2028. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes due 2028 as of August 31, 2018 was approximately $755.4 million.

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

As of August 31, 2018, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

The carrying value of our variable rate debt instruments approximate their fair value because of the variable interest rates associated with those instruments. The fair values of the senior notes were measured using observable inputs in markets that are not active; consequently, we have classified those notes within Level 2 of the fair value hierarchy.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $215.3 million and $261.3 million as of August 31, 2018 and November 30, 2017, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of August 31, 2018 and November 30, 2017 (in millions):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	August 31, 2018	November 30, 2017
Assets:
Derivatives not designated as accounting hedges:
Foreign currency forwards	$2.8	$2.8	Other current assets
Total	$2.8	$2.8

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$0.6	$8.9	Other liabilities
Derivatives not designated as accounting hedges:
Foreign currency forwards	0.4	1.7	Other accrued expenses
Total	$1.0	$10.6

The net loss (gain) on foreign currency forwards that are not designated as hedging instruments for the three and nine months ended August 31, 2018 and the three and nine months ended August 31, 2017, respectively, was as follows (in millions):

	Amount of loss (gain) recognized in the consolidated statements of operations
	Three months ended August 31,		Nine months ended August 31,		Location on consolidated statements of operations
	2018	2017	2018	2017
Foreign currency forwards	$1.7	$3.1	$5.5	$(3.0)	Other expense, net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of August 31, 2018 and August 31, 2017, respectively, as well as the activity on our cash flow hedging instruments for the three and nine months ended August 31, 2018 and the three and nine months ended August 31, 2017, respectively (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Beginning balance	$(2.3)	$(9.1)	$(3.9)	$(10.5)
Amount of gain (loss) recognized in AOCI:
Interest rate swaps	0.5	(0.9)	4.3	(2.0)
Foreign currency forwards	—	(0.3)	—	(0.5)
Amount of loss (gain) reclassified from AOCI to income:
Interest rate swaps (1)	0.4	1.4	2.4	4.6
Foreign currency forwards (1)	—	0.3	—	(0.2)
Amount of loss reclassified from AOCI to retained earnings	—	—	(4.2)	—
Ending balance	$(1.4)	$(8.6)	$(1.4)	$(8.6)

(1) Pre-tax amounts reclassified from AOCI related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

Approximately $0.9 million of unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Acquisition-related Costs

During the nine months ended August 31, 2018, we incurred approximately $94.5 million in costs associated with acquisitions and divestitures, including employee severance charges and retention costs, contract termination costs for facility consolidations, legal and professional fees, and the performance compensation expense related to the aM acquisition described in Note 2. Approximately $18.1 million of the total charge was allocated to shared services, with $42.0 million of the charge recorded in the Transportation segment (including aM acquisition-related performance compensation of $37.1 million), $27.7 million in the Financial Services segment (including $13.8 million associated with the Ipreo acquisition), and the remainder in the Resources and CMS segments.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of August 31, 2018 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2017	$13.9	$17.6	$23.7	$55.2
Add: Costs incurred	21.7	3.3	67.3	92.3
Revision to prior estimates	0.2	2.1	(0.1)	2.2
Less: Amount paid	(30.7)	(14.6)	(34.0)	(79.3)
Balance at August 31, 2018	$5.1	$8.4	$56.9	$70.4

As of August 31, 2018, the $70.4 million remaining liability was primarily in the Transportation segment, with the remainder in the Financial Services segment and in shared services. Approximately $47.0 million of the remaining liability is associated with the aM acquisition-related performance compensation liability. We expect that the significant majority of the remaining liability will be paid within the next 12 months.

7.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2018 and August 31, 2017 was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Cost of revenue	$15.2	$19.9	$49.9	$57.6
Selling, general and administrative	37.3	43.5	122.2	145.6
Total stock-based compensation expense	$52.5	$63.4	$172.1	$203.2
No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2018 and August 31, 2017.
As of August 31, 2018, there was $235.8 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.7 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the nine months ended August 31, 2018:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2017	10.7	$35.64
Granted	3.3	$47.84
Vested	(4.9)	$33.61
Forfeited	(0.4)	$41.62
Balance at August 31, 2018	8.7	$41.21
The total fair value of RSUs and RSAs that vested during the nine months ended August 31, 2018 was $233.4 million.
Stock Options. The following table summarizes stock option award activity during the nine months ended August 31, 2018, as well as stock options that are vested and expected to vest and stock options exercisable as of August 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2017	25.3	$25.69
Exercised	(7.0)	$23.63
Forfeited	—	$—
Balance at August 31, 2018	18.3	$26.47	1.9	522.5
Vested and expected to vest at August 31, 2018	18.2	$26.46	1.9	518.4
Exercisable at August 31, 2018	11.8	$26.22	1.7	339.8

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on August 31, 2018 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on August 31, 2018. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the nine months ended August 31, 2018 was approximately $179.6 million.

8.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three and nine months ended August 31, 2018 was 7 percent and negative 38 percent, respectively, compared to negative 33 percent and negative 15 percent for the three and nine months ended August 31, 2017. The low or negative 2018 tax rates are primarily due to tax benefits associated with US tax reform of approximately $136 million in the first quarter of 2018, and excess tax benefits on stock-based compensation of approximately $9 million and $40 million for the three and nine months ended August 31, 2018, respectively. The negative 2017 tax rates are primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $19.4 million and $42.4 million for the three and nine months ended August 31, 2017, respectively, and the release of a $29.3 million valuation allowance on tax attributes.

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

As of August 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared, or analyzed. As such, the amounts we have recorded are provisional estimates and as permitted by SAB 118, we will continue to assess the impacts of the Act and may record additional provisional amounts or adjustments to provisional estimates during fiscal year 2018. We expect to complete the accounting for these impacts of tax reform within the measurement period in accordance with SAB 118 as we complete our analysis and receive additional guidance from the Internal Revenue Service pertaining to the Act.

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

9.	Postretirement Benefits

During the third quarter of 2018, we terminated our contributory postretirement medical plan, which resulted in a $7.3 million curtailment gain associated with the reduction in postretirement benefit liability.

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

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (“CARFAX”) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleged, among other things, that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint sought three times the actual damages that a jury would have found the plaintiffs to have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs, and counsel for plaintiffs indicated that there could have been additional claimants. On September 30, 2016, the

District Court granted CARFAX’s motion for summary judgment, dismissing all claims in the complaint, and on June 1, 2018, the Second Circuit Court of Appeals affirmed the District Court’s decision dismissing all claims in the complaint. On January 13, 2017, another group of auto and light truck dealers filed a complaint in the U.S. District Court for the Southern District of New York on substantially the same claims as described above. The court stayed this second case pending the outcome of the appeal of the first case described above, and on September 24, 2018, the plaintiffs filed a voluntary dismissal of this second case.

In October 2015, the Division of Enforcement of the SEC opened a non-public civil investigation related to certain of our current and former securitized product indices, and requested that we provide certain documents and information. We responded to these inquiries in late 2015 and early 2016, and, to the extent the SEC has further inquiries, will continue to cooperate in this matter.

11.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and nine months ended August 31, 2018 and August 31, 2017 were calculated as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Weighted-average shares outstanding:
Shares used in basic EPS calculation	393.0	397.6	394.2	401.2
Effect of dilutive securities:
RSUs/RSAs	3.1	4.9	3.3	4.9
Stock options	9.0	11.7	9.3	11.2
Shares used in diluted EPS calculation	405.1	414.2	406.8	417.3

Share Repurchase Programs

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of August 31, 2018, we had $1.007 billion remaining available to repurchase under the program.

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

During the nine months ended August 31, 2018, including the ASR described above, we repurchased approximately $758 million, or 16.010 million shares, under our share repurchase programs, representing an average share price of $47.34.

With the Ipreo acquisition, we have suspended our share repurchase program until we return to our capital policy target leverage ratio of 2.0-3.0x.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the nine months ended August 31, 2018 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2017	$(68.1)	$(13.0)	$(3.9)	$(85.0)
Other comprehensive income (loss) before reclassifications	(137.0)	—	4.3	(132.7)
Reclassifications from AOCI to income	—	0.6	2.4	3.0
Reclassifications from AOCI to retained earnings	—	(1.7)	(4.2)	(5.9)
Balance at August 31, 2018	$(205.1)	$(14.1)	$(1.4)	$(220.6)

13.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and nine months ended August 31, 2018 and August 31, 2017. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Revenue
Resources	$211.5	$202.2	$653.8	$622.9
Transportation	297.0	257.1	862.9	724.3
CMS	137.3	138.8	413.8	395.9
Financial Services	355.2	306.6	1,010.9	911.9
Total revenue	$1,001.0	$904.7	$2,941.4	$2,655.0

Adjusted EBITDA
Resources	$85.1	$88.5	$270.5	$268.2
Transportation	128.1	110.0	362.5	298.0
CMS	30.3	32.0	92.0	92.3
Financial Services	156.3	138.0	457.5	406.0
Shared services	(9.3)	(17.7)	(34.6)	(40.6)
Total Adjusted EBITDA	$390.5	$350.8	$1,147.9	$1,023.9

Reconciliation to the consolidated statements of operations:
Interest income	0.9	0.5	2.5	1.6
Interest expense	(56.7)	(41.5)	(158.3)	(111.0)
(Provision) benefit for income taxes	(7.9)	36.7	126.7	41.3
Depreciation	(45.0)	(38.2)	(129.0)	(113.4)
Amortization related to acquired intangible assets	(89.1)	(82.6)	(266.7)	(251.0)
Stock-based compensation expense	(52.5)	(63.4)	(172.1)	(203.2)
Restructuring charges	(0.4)	0.1	(0.4)	0.8
Acquisition-related costs	(30.2)	(14.9)	(57.4)	(76.9)
Acquisition-related performance compensation	(11.5)	—	(37.1)	—
Loss on debt extinguishment	(1.7)	—	(4.7)	—
Pension mark-to-market and settlement gain (expense)	7.3	(2.7)	7.3	(2.7)
Share of joint venture results not attributable to Adjusted EBITDA	(0.2)	0.4	(0.2)	1.2
Adjusted EBITDA attributable to noncontrolling interest	1.0	0.7	2.0	0.6
Net income attributable to IHS Markit Ltd.	$104.5	$145.9	$460.5	$311.2
Revenue by transaction type was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Recurring fixed revenue	$717.7	$637.9	$2,099.1	$1,885.6
Recurring variable revenue	124.8	109.6	367.8	332.0
Non-recurring revenue	158.5	157.2	474.5	437.4
Total revenue	$1,001.0	$904.7	$2,941.4	$2,655.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To best serve our customers, we are organized into the following four industry-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Technology, Media & Telecom; and Economics & Country Risk product offerings; and

•	Financial Services, which includes our financial Information, Processing, and Solutions product offerings, as well as our recent Ipreo acquisition offerings.

We believe that this organization helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Our recurring fixed revenue and recurring variable revenue represented approximately 84 percent of our total revenue for the nine months ended August 31, 2018 and 2017. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

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

Manage capital allocation. With the Ipreo acquisition, our capital allocation focus over the next 12 months will be to de-lever to our capital policy target leverage ratio of 2.0-3.0x. We have suspended our share repurchase program until we return to this target leverage ratio.

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

•
Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We also include the impact of divestitures in this metric.

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

•
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loan and revolving credit agreements. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market and other adjustments, the impact of joint ventures and noncontrolling interests, and discontinued operations).

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

Results of Operations

Total Revenue

Revenue for the three and nine months ended August 31, 2018, increased 11 percent compared to the same respective periods of 2017. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2018 to the three and nine months ended August 31, 2017.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Third quarter 2018 vs. third quarter 2017	6%	5%	—%
Year-to-date 2018 vs. year-to-date 2017	7%	3%	1%

We saw broad-based organic revenue growth across all four of our segments for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, with particular strength in Transportation and Financial Services and improved performance in Resources and CMS. After normalizing for the biennial Boiler Pressure Vessel Code (BPVC) release in the third quarter of 2017, total organic revenue growth was 7 percent for the three months ended August 31, 2018, compared to the three months ended August 31, 2017.

Acquisitive revenue growth for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, was primarily due to the aM acquisition in the fourth quarter of 2017 and the inclusion of one month of revenue from the Ipreo acquisition in the third quarter of 2018.

Foreign currency had a flat to slightly positive effect on revenue growth for the three and nine months ended August 31, 2018, compared to the same respective periods in 2017. Due to the extent of our global operations, foreign currency movements could continue to positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2018	2017		2018	2017
Revenue:
Resources	$211.5	$202.2	5%	$653.8	$622.9	5%
Transportation	297.0	257.1	16%	862.9	724.3	19%
CMS	137.3	138.8	(1)%	413.8	395.9	5%
Financial Services	355.2	306.6	16%	1,010.9	911.9	11%
Total revenue	$1,001.0	$904.7	11%	$2,941.4	$2,655.0	11%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase in revenue
	Third quarter 2018 vs. third quarter 2017			Year-to-date 2018 vs. year-to-date 2017
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources	5%	—%	—%	4%	—%	—%
Transportation	9%	7%	—%	11%	7%	1%
CMS	(2)%	1%	—%	2%	1%	1%
Financial Services	8%	8%	—%	7%	3%	2%

Resources revenue for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, experienced positive organic revenue growth, with recurring revenue growth led by our Chemicals, PGCR, and downstream pricing offerings and non-recurring revenue growth from improved consulting and software performance. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, has experienced low single-digit growth since the beginning of the year.

Transportation revenue for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, continued to experience strong organic growth, led primarily by our automotive product offerings, with improving performance in our Aerospace, Defense & Security and Maritime & Trade product offerings. We continue to see strong organic growth in our automotive product category for both our new and used car offerings. We are benefiting from increasing penetration of our existing customer base and product innovation over the last couple of years. The aM acquisition in the fourth quarter of 2017 contributed the acquisitive growth.

CMS revenue for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, increased 4 percent organically after normalizing for the prior year third quarter biennial BPVC release, reflecting benefits from improving end markets and operational changes we have made over the past two years.

Financial Services revenue for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, experienced broad-based strength across our Information and Solutions product offerings, as well as Processing for the three months ended August 31, 2018. Within our Information product offerings, revenue growth was led by our pricing, indices, and valuation services offerings. Processing product offerings in the third quarter of 2018 experienced organic growth in both the loan and derivatives processing functions. Solutions product offerings growth was led by our regulatory and compliance solutions and continued growth in our WSO loan management and Enterprise Data Management offerings. The Ipreo acquisition in the third quarter of 2018 contributed the acquisitive growth.

Revenue by Transaction Type

	Three months ended August 31,		Percent change		Nine months ended August 31,		Percent change
(in millions, except percentages)	2018	2017	Total	Organic	2018	2017	Total	Organic
Revenue:
Recurring fixed	$717.7	$637.9	13%	7%	$2,099.1	$1,885.6	11%	6%
Recurring variable	124.8	109.6	14%	8%	367.8	332.0	11%	7%
Non-recurring	158.5	157.2	1%	1%	474.5	437.4	8%	8%
Total revenue	$1,001.0	$904.7	11%	6%	$2,941.4	$2,655.0	11%	7%

As a percent of total revenue:
Recurring fixed	72%	71%			71%	71%
Recurring variable	12%	12%			13%	13%
Non-recurring	16%	17%			16%	16%

Recurring fixed revenue organic growth increased 7 percent and 6 percent for the three and nine months ended August 31, 2018, respectively, compared to the three and nine months ended August 31, 2017, with Transportation and Financial Services recurring offerings providing the largest contribution to the growth, broad-based organic growth in CMS, and continued improving growth in the Resources segment. Recurring variable revenue was composed entirely of Financial Services revenue, with strong organic growth coming from our Information and Solutions product offering categories.

Non-recurring organic revenue increases for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, were primarily due to continued strength in the Transportation segment and strong event results in Resources and Transportation, partially offset by the off-year cycle of the BPVC biennial release.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2018	2017		2018	2017
Operating expenses:
Cost of revenue	$375.3	$341.6	10%	$1,086.6	$1,006.3	8%
SG&A expense	287.7	268.8	7%	877.2	811.0	8%
Total cost of revenue and SG&A expense	$663.0	$610.4	9%	$1,963.8	$1,817.3	8%

Depreciation and amortization expense	$134.1	$120.8	11%	$395.7	$364.4	9%

As a percent of revenue:
Total cost of revenue and SG&A expense	66%	67%		67%	68%
Depreciation and amortization expense	13%	13%		13%	14%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The increases in absolute total cost of revenue and SG&A expense was primarily due to the aM and Ipreo acquisitions, partially offset by a decrease in stock-based compensation expense. As a percentage of revenue, total cost of revenue and SG&A expense declined primarily because of strong organic revenue growth in 2018, as well as ongoing cost management and integration efforts associated with the merger and decreased stock-based compensation expense.

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $11 million and $31 million for the three and nine months ended August 31, 2018, respectively, compared to the same periods in

2017, as a result of fewer award grants in 2018, limited acceleration of share awards associated with severance activities, and fewer shares still vesting from awards granted prior to the merger between IHS and Markit.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, depreciation and amortization expense increased on an absolute basis primarily because of the aM and Ipreo acquisitions, but was relatively flat on a percentage of revenue basis.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the nine months ended August 31, 2018, we recorded approximately $95 million of direct and incremental costs associated with acquisition, divestiture, and merger-related activities, including employee severance charges and retention costs, contract termination costs for facility consolidations, legal and professional fees, and performance compensation expense related to the aM acquisition.

Segment Adjusted EBITDA

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2018	2017		2018	2017
Adjusted EBITDA:
Resources	$85.1	$88.5	(4)%	$270.5	$268.2	1%
Transportation	128.1	110.0	16%	362.5	298.0	22%
CMS	30.3	32.0	(5)%	92.0	92.3	—%
Financial Services	156.3	138.0	13%	457.5	406.0	13%
Shared services	(9.3)	(17.7)		(34.6)	(40.6)
Total Adjusted EBITDA	$390.5	$350.8	11%	$1,147.9	$1,023.9	12%

As a percent of segment revenue:
Resources	40%	44%		41%	43%
Transportation	43%	43%		42%	41%
CMS	22%	23%		22%	23%
Financial Services	44%	45%		45%	45%

For the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, Adjusted EBITDA increased primarily due to the leverage in our business model, as incremental revenue drives higher margins. We also continue to focus our efforts on integration and cost management to improve overall margins. Resources segment Adjusted EBITDA decreased during the third quarter of 2018 due to continued investment spending in the segment, but has still increased slightly on a year-to-date basis due to the segment’s return to revenue growth. Transportation and Financial Services segment Adjusted EBITDA continued to increase due to revenue growth that flowed through to segment Adjusted EBITDA, as well as contribution from the Ipreo acquisition.

As a percentage of revenue, total Adjusted EBITDA continued to improve due to margin expansion from revenue growth and continued integration and business leveraging efforts. Transportation’s and Financial Services’ Adjusted EBITDA margin was impacted by lower margin acquisitions, while Resources Adjusted EBITDA margin was adversely impacted by modest investment spending increases.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three and nine months ended August 31, 2018 was 7 percent and negative 38 percent, respectively, compared to negative 33 percent and negative 15 percent for the three and nine months ended August 31, 2017. The low or negative 2018 tax rates are primarily due to tax benefits associated with US tax reform of approximately $136 million in the first quarter of 2018, and excess tax benefits on stock-based compensation of approximately $9 million and $40 million for the three and nine months ended August 31, 2018, respectively. The negative 2017 tax rates are primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $19.4 million and $42.4 million for the three and nine months ended August 31, 2017, respectively, and the release of a $29.3 million valuation allowance on tax attributes.

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

As of August 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared, or analyzed. As such, the amounts we have recorded are provisional estimates and as permitted by SAB 118, we will continue to assess the impacts of the Act and may record additional provisional amounts or adjustments to provisional estimates during fiscal year 2018. We expect to complete the accounting for these impacts of tax reform within the measurement period in accordance with SAB 118 as we complete our analysis and receive additional guidance from the Internal Revenue Service pertaining to the Act. Resolution of the provisional estimates of the Act’s effects different from our assumptions could have a material impact on our financial condition and results of operations.

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

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and nine months ended August 31, 2018 and August 31, 2017.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2018	2017		2018	2017
Net income attributable to IHS Markit Ltd.	$104.5	$145.9	(28)%	$460.5	$311.2	48%
Interest income	(0.9)	(0.5)		(2.5)	(1.6)
Interest expense	56.7	41.5		158.3	111.0
Provision (benefit) for income taxes	7.9	(36.7)		(126.7)	(41.3)
Depreciation	45.0	38.2		129.0	113.4
Amortization	89.1	82.6		266.7	251.0
EBITDA	$302.3	$271.0	12%	$885.3	$743.7	19%
Stock-based compensation expense	52.5	63.4		172.1	203.2
Restructuring charges	0.4	(0.1)		0.4	(0.8)
Acquisition-related costs	30.2	14.9		57.4	76.9
Acquisition-related performance compensation	11.5	—		37.1	—
Loss on debt extinguishment	1.7	—		4.7	—
Pension mark-to-market and settlement (gain) expense	(7.3)	2.7		(7.3)	2.7
Share of joint venture results not attributable to Adjusted EBITDA	0.2	(0.4)		0.2	(1.2)
Adjusted EBITDA attributable to noncontrolling interest	(1.0)	(0.7)		(2.0)	(0.6)
Adjusted EBITDA	$390.5	$350.8	11%	$1,147.9	$1,023.9	12%
Adjusted EBITDA as a percentage of revenue	39.0%	38.8%		39.0%	38.6%

Our Adjusted EBITDA margin performance for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, increased primarily because of margin flow-through on our organic revenue growth, as well as our continued integration and cost management efforts. The expansion was negatively impacted by changes in foreign currency exchange rates, as well as low margins from the acquired companies. We expect to continue to drive margin improvement through continued revenue growth, integration, and cost management activities.

Financial Condition

(In millions, except percentages)	As of August 31, 2018	As of November 30, 2017	Dollar change	Percent change
Accounts receivable, net	$760.6	$693.5	$67.1	10%
Accrued compensation	$155.3	$157.4	$(2.1)	(1)%
Deferred revenue	$897.0	$790.8	$106.2	13%

The increase in accounts receivable was due to the Ipreo acquisition and increased billing activity in 2018. Accrued compensation was relatively flat, primarily due to the 2017 bonus payout made in the first quarter of 2018, offset by the current year accrual and the Ipreo acquisition. The increase in deferred revenue was primarily due to the Ipreo acquisition and increased billings in 2018.

Liquidity and Capital Resources

As of August 31, 2018, we had cash and cash equivalents of $154 million, of which approximately $129 million was held by our non-U.K. subsidiaries. Cash held by our legacy IHS non-U.S. subsidiaries could be subject to non-U.S. income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Our principal sources of liquidity include funds generated by operating activities, available cash and cash equivalents, and amounts available under our revolving credit facility. We had approximately $6.06 billion of debt as of August 31, 2018, consisting primarily of $1.465 billion of revolving facility debt, $1.34 billion of term loan debt, and $3.31 billion of senior notes. As of August 31, 2018, we had approximately $533 million available under our revolving credit facility. In the third quarter of 2018, we entered into a new revolving credit facility that increased our borrowing capacity to $2.0 billion from the $1.85 billion capacity existing under the old credit facility. During the third quarter of 2018, we also issued $1.25 billion in senior notes and borrowed $250 million under a 364-day term loan as part of our Ipreo acquisition funding.

Our interest expense for the three and nine months ended August 31, 2018, compared to the three and nine months ended August 31, 2017, increased primarily because of a higher average debt balance due to acquisitions and share repurchases, as well as a higher effective interest rate due to an increased amount of fixed-rate debt.

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of August 31, 2018, we had repurchased approximately $2.24 billion under this authorization.

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

Cash Flows

	Nine months ended August 31,
(In millions, except percentages)	2018	2017	Dollar change	Percent change
Net cash provided by operating activities	$932.0	$718.6	$213.4	30%
Net cash used in investing activities	$(2,064.2)	$(188.1)	$(1,876.1)	997%
Net cash provided by (used in) financing activities	$1,201.0	$(501.3)	$1,702.3	(340)%

The increase in net cash provided by operating activities was primarily due to continued increasing operating performance and working capital improvements.

The increase in net cash used in investing activities was principally due to the Ipreo acquisition in 2018, partially offset by lower capital expenditures compared to the prior year.

The increase in net cash provided by financing activities is primarily due to borrowings to fund the Ipreo acquisition and lower share repurchases, partially offset by lower proceeds from stock option exercises in 2018.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In millions, except percentages)	2018	2017	Dollar change	Percent change
Net cash provided by operating activities	$932.0	$718.6
Capital expenditures on property and equipment	(168.5)	(191.8)
Free cash flow	$763.5	$526.8	$236.7	45%

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

Share Repurchase Programs

Please refer to Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and to Part II, Item 2 in this Quarterly Report on Form 10-Q for a discussion of our share repurchase programs. With the Ipreo acquisition, we have suspended our share repurchase program until we return to our capital policy target leverage ratio of 2.0-3.0x.

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

Borrowings under the 2018 revolving facility and 2018 term loans are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of August 31, 2018, we had approximately $2.8 billion of floating-rate debt at a 3.46 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $24 million ($28 million without giving effect to any of our interest rate swaps).

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our 2017 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the period ended May 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
June 1 - June 30, 2018:
Employee transactions	10,193	$51.11	N/A	N/A
July 1 - July 30, 2018:
Employee transactions	93,793	$51.66	N/A	N/A
August 1 - August 31, 2018:
Employee transactions	19,348	$53.35	N/A	N/A
Total share repurchases	123,334	$51.88	—

For the third quarter of 2018, we repurchased approximately $6 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our Board of Directors has approved this program in an effort to reduce the dilutive effects of employee equity grants.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $50,000 in gross revenue for GTIS in the third quarter of 2018 and would have represented approximately 0.01 percent of our third quarter 2018 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
4.1
Base Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 23, 2018)

4.2
First Supplemental Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 23, 2018)

4.3	Form of 4.125% Senior Note due 2023 (included in Exhibit 4.2)
4.4
Second Supplemental Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 23, 2018)

4.5	Form of 4.750% Senior Note due 2028 (included in Exhibit 4.4)
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2018.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer