Form 10-Q
period 2019-02-28
IHS Markit Ltd.
filed 2019-03-26
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 28, 2019, there were 399,748,336 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions such as acquisitions, joint ventures, and dispositions, the anticipated benefits therefrom, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to manage fraudulent or unpermitted data access or other cyber-security or privacy breaches; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third-party service providers; legislative, regulatory, and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of our operations; our ability to retain and hire key personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements, are more fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating, or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to our management and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	February 28, 2019	November 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$133.2	$120.0
Accounts receivable, net	980.4	792.9
Income tax receivable	15.2	20.8
Deferred subscription costs	88.1	77.3
Other current assets	109.3	88.4
Total current assets	1,326.2	1,099.4
Non-current assets:
Property and equipment, net	596.4	579.6
Intangible assets, net	4,443.0	4,484.8
Goodwill	9,916.5	9,836.0
Deferred income taxes	14.6	14.6
Other	86.7	47.9
Total non-current assets	15,057.2	14,962.9
Total assets	$16,383.4	$16,062.3
Liabilities and equity
Current liabilities:
Short-term debt	$484.9	$789.9
Accounts payable	56.4	63.8
Accrued compensation	96.6	214.1
Other accrued expenses	417.0	357.7
Income tax payable	6.0	8.0
Deferred revenue	1,026.3	886.8
Total current liabilities	2,087.2	2,320.3
Long-term debt, net	5,111.4	4,889.2
Accrued pension and postretirement liability	17.2	17.4
Deferred income taxes	701.0	699.9
Other liabilities	116.6	109.1
Commitments and contingencies
Redeemable noncontrolling interests	17.7	5.9
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 475.7 and 472.9 issued, and 399.7 and 397.1 outstanding at February 28, 2019 and November 30, 2018, respectively	4.8	4.7
Additional paid-in capital	7,712.6	7,680.4
Treasury shares, at cost: 76.0 and 75.8 at February 28, 2019 and November 30, 2018, respectively	(2,126.8)	(2,108.8)
Retained earnings	2,906.4	2,743.1
Accumulated other comprehensive loss	(164.7)	(298.9)
Total shareholders' equity	8,332.3	8,020.5
Total liabilities and equity	$16,383.4	$16,062.3
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended February 28,
	2019	2018
Revenue	$1,046.4	$932.1
Operating expenses:
Cost of revenue	399.8	342.9
Selling, general and administrative	300.3	290.3
Depreciation and amortization	142.3	130.6
Restructuring charges	8.2	—
Acquisition-related costs	22.8	27.0
Other (income) expense, net	(2.0)	1.4
Total operating expenses	871.4	792.2
Operating income	175.0	139.9
Interest income	0.4	0.7
Interest expense	(66.9)	(46.3)
Net periodic pension and postretirement expense	(0.3)	(0.2)
Non-operating expense, net	(66.8)	(45.8)
Income from continuing operations before income taxes and equity in loss of equity method investee	108.2	94.1
Benefit for income taxes	0.9	146.6
Equity in loss of equity method investee	(0.1)	—
Net income	109.0	240.7
Net loss attributable to noncontrolling interest	0.7	0.6
Net income attributable to IHS Markit Ltd.	$109.7	$241.3

Basic earnings per share attributable to IHS Markit Ltd.	$0.28	$0.61
Weighted average shares used in computing basic earnings per share	398.0	398.0

Diluted earnings per share attributable to IHS Markit Ltd.	$0.27	$0.59
Weighted average shares used in computing diluted earnings per share	408.0	412.1

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended February 28,
	2019	2018
Net income	$109.0	$240.7
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	(1.5)	4.8
Foreign currency translation adjustment	135.7	56.4
Total other comprehensive income	134.2	61.2
Comprehensive income	$243.2	$301.9
Comprehensive loss attributable to noncontrolling interest	0.7	0.6
Comprehensive income attributable to IHS Markit Ltd.	$243.9	$302.5
(1) Net of tax benefit (expense) of $0.4 million and $(1.2) million for the three months ended February 28, 2019 and 2018, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three months ended February 28,
	2019	2018
Operating activities:
Net income	$109.0	$240.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	142.3	130.6
Stock-based compensation expense	59.7	61.9
Net periodic pension and postretirement expense	0.3	0.2
Pension and postretirement contributions	(0.5)	(0.5)
Deferred income taxes	(23.4)	(187.9)
Change in assets and liabilities:
Accounts receivable, net	(155.7)	(110.6)
Other current assets	(51.5)	(20.7)
Accounts payable	4.0	(1.1)
Accrued expenses	(78.6)	(67.2)
Income tax	3.3	29.3
Deferred revenue	162.9	125.3
Other liabilities	16.2	2.9
Net cash provided by operating activities	188.0	202.9
Investing activities:
Capital expenditures on property and equipment	(63.2)	(55.2)
Intangible assets acquired	—	(3.1)
Payments to acquire cost-method investments	(5.1)	—
Change in other assets	(1.9)	0.1
Settlements of forward contracts	1.4	3.1
Net cash used in investing activities	(68.8)	(55.1)
Financing activities:
Proceeds from borrowings	307.0	745.0
Repayment of borrowings	(392.9)	(657.0)
Payment of debt issuance costs	—	(7.0)
Payments for purchase of noncontrolling interests	—	(7.7)
Proceeds from noncontrolling interests	12.5	—
Contingent consideration payments	(2.2)	—
Proceeds from the exercise of employee stock options	25.7	56.9
Payments related to tax withholding for stock-based compensation	(62.0)	(76.6)
Repurchases of common shares	—	(172.5)
Net cash used in financing activities	(111.9)	(118.9)
Foreign exchange impact on cash balance	5.9	(6.7)
Net increase in cash and cash equivalents	13.2	22.2
Cash and cash equivalents at the beginning of the period	120.0	133.8
Cash and cash equivalents at the end of the period	$133.2	$156.0

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2017 (Audited)	399.2	$4.7	$7,612.1	$(1,745.0)	$2,217.6	$(85.0)	$8,004.4	$19.1
Repurchases of common shares	(3.9)	—	—	(172.5)	—	—	(172.5)	—
Share-based award activity	2.1	—	(56.8)	28.2	—	—	(28.6)	—
Option exercises	2.4	—	56.5	—	—	—	56.5	—
Net income (loss)	—	—	—	—	241.3	—	241.3	(0.6)
Impact of the Tax Cuts and Jobs Act of 2017	—	—	—	—	5.9	(5.9)	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(10.1)
Other comprehensive income	—	—	—	—	—	61.2	61.2	—
Balance at February 28, 2018	399.8	$4.7	$7,611.8	$(1,889.3)	$2,464.8	$(29.7)	$8,162.3	$8.4

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2018 (Audited)	397.1	4.7	7,680.4	(2,108.8)	2,743.1	(298.9)	$8,020.5	$5.9
Adjustment to opening retained earnings related to adoption of ASC Topic 606	—	—	—	—	56.0	—	56.0	—
Repurchases of common shares	—	—	—	—	—	—	—	—
Share-based award activity	1.7	0.1	8.5	(18.0)	(2.4)	—	(11.8)	—
Option exercises	0.9	—	23.7	—	—	—	23.7	—
Net income (loss)	—	—	—	—	109.7	—	109.7	(0.7)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	12.5
Other comprehensive income	—	—	—	—	—	134.2	134.2	—
Balance at February 28, 2019	399.7	4.8	7,712.6	(2,126.8)	2,906.4	(164.7)	$8,332.3	$17.7

See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Markit have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2018. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. These standards have all been codified in the FASB’s Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.”

On December 1, 2018, we adopted ASC Topic 606 using the modified retrospective transition method applied to our customer revenue contracts as of the adoption date. Revenue results for periods beginning after December 1, 2018 are presented in accordance with ASC Topic 606, while prior year amounts continue to be reported in accordance with ASC Topic 605, “Revenue Recognition.”

The following table shows the cumulative effect of the changes made to the December 1, 2018 consolidated balance sheet for the adoption of ASC Topic 606 related to contracts that were in effect at the time of adoption (in millions):

	November 30, 2018	Adjustments due to adoption of ASC Topic 606	December 1, 2018
Accounts receivable, net	$792.9	$29.8	$822.7
Other current assets	88.4	4.2	92.6
Other non-current assets	47.9	9.5	57.4
Deferred revenue	886.8	(28.8)	858.0
Deferred income taxes	699.9	16.3	716.2
Retained earnings	2,743.1	56.0	2,799.1

The net cumulative effect adjustment to retained earnings was primarily related to 1) the change in accounting for the license rights associated with certain term-based software license arrangements, which were historically recognized over the term of the contract, but are now recognized at contract inception based on estimated stand-alone selling price, and 2) the change in accounting for commission costs incurred to obtain a portion of our contracts, which costs were historically expensed as incurred, but are now deferred at contract inception and recognized over the expected customer life.

For the first quarter of 2019, the adoption of ASC Topic 606 did not result in a material difference between what we reported under ASC Topic 606 and what we would have reported under ASC Topic 605.

We disaggregate our revenue by segment (as described in Note 11) and by transaction type according to the following categories:

•
Recurring fixed revenue represents revenue generated from contracts specifying a relatively fixed fee for services delivered over the life of the contract. The fixed fee is typically paid annually or more periodically in advance. These contracts typically consist of subscriptions to our various information offerings and software maintenance, which provide continuous access to our platforms and associated data over the contract term. The revenue is usually recognized ratably over the contract term or for term-based software license arrangements, annually on renewal. The initial term of these contracts is typically annual (with some longer-term arrangements) and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments.

•
Recurring variable revenue represents revenue from contracts that specify a fee for services, which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value, and revenue is recognized based on the specific factor used (e.g., for usage-based contracts, we recognize revenue in line with usage in the period). Many of these contracts do not have a maturity date, while the remainder have an initial term ranging from one to five years. Recurring variable revenue was derived entirely from the Financial Services segment for all periods presented.

•
Non-recurring revenue represents consulting (e.g., research and analysis, modeling, and forecasting), services, single-document product sales, perpetual license sales and associated services, conferences and events, and advertising. Revenue for services and other non-recurring revenue is recognized upon completion of the associated performance obligation.

The following table presents our revenue by transaction type (in millions):

	Three months ended February 28,
	2019	2018
Recurring fixed revenue	$767.2	$683.3
Recurring variable revenue	136.0	117.1
Non-recurring revenue	143.2	131.7
Total revenue	$1,046.4	$932.1

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up front but have not yet been billed. Contract assets were approximately $28.3 million as of February 28, 2019 and $29.8 million as of December 1, 2018, and are recorded in accounts receivable, net, in the consolidated balance sheets. Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. As of February 28, 2019 and December 1, 2018, we had contract liabilities of $1,026.3 million and $858.0 million, respectively, which are recorded as deferred revenue in the consolidated balance sheets. The increase in contract liabilities from December 1, 2018 to February 28, 2019 was primarily due to billings of $984.2 million that were paid in advance or due from customers, partially offset by $815.9 million of revenue recognized for the three months ended February 28, 2019.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to exceed one year. Certain sales commission programs are designed to promote the sale of products and services to new customers, and we therefore defer the incremental costs related to these programs over the expected customer life related to those products underlying the contracts. We record these expenses as selling, general and administrative expense within the consolidated statements of operations.

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

In August 2016, the FASB issued ASU 2016-15, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is applied using a retrospective transition method to each period presented. We adopted the standard in the first quarter of 2019, and there was no material impact of adoption on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted the standard in the first quarter of 2019, and there was no material impact of adoption on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, which removes Step 2 from the goodwill impairment test. The standard will be effective for us in the first quarter of our fiscal 2021, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, which requires that the service cost component of pension expense be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of pension expense being classified outside of a subtotal of income from operations. We adopted the standard in the first quarter of 2019, and the only impact on adoption was the reclassification of our net periodic pension and postretirement expense to non-operating expense. Because all of our pension plans are frozen, there is no service cost component of expense that remained in operating expense.

In May 2017, the FASB issued ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted the standard in the first quarter of 2019, and there was no material impact of adoption on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We early adopted this standard in the first quarter of 2019, and there was no material impact of adoption on our consolidated financial statements.

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

2.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2019 and November 30, 2018 (in millions):

	As of February 28, 2019			As of November 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$673.5	$(346.5)	$327.0	$671.0	$(329.6)	$341.4
Customer relationships	3,504.3	(523.2)	2,981.1	3,458.8	(473.3)	2,985.5
Developed technology	942.2	(154.0)	788.2	928.8	(133.1)	795.7
Developed computer software	85.2	(65.4)	19.8	85.0	(63.0)	22.0
Trademarks	495.2	(168.3)	326.9	493.8	(153.6)	340.2
Other	1.1	(1.1)	—	1.1	(1.1)	—
Total intangible assets	$5,701.5	$(1,258.5)	$4,443.0	$5,638.5	$(1,153.7)	$4,484.8

Intangible assets amortization expense was $95.7 million for the three months ended February 28, 2019, compared to $89.0 million for the three months ended February 28, 2018. The following table presents the estimated future amortization expense related to intangible assets held as of February 28, 2019 (in millions):

Year	Amount
Remainder of 2019	$282.6
2020	$371.7
2021	$365.9
2022	$347.2
2023	$336.5
Thereafter	$2,739.1
Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2018 to February 28, 2019 was due to current year amortization.

3.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of February 28, 2019 and November 30, 2018 (in millions):

	February 28, 2019	November 30, 2018
2018 revolving facility	$1,303.0	$1,108.0
2018 term loan:
Tranche A-1	557.6	574.0
Tranche A-2	467.5	481.3
364-day credit agreement	—	250.0
5.00% senior notes due 2022	750.0	750.0
4.125% senior notes due 2023	498.7	498.6
4.75% senior notes due 2025	813.4	813.8
4.00% senior notes due 2026	500.0	500.0
4.75% senior notes due 2028	747.4	747.3
Debt issuance costs	(48.3)	(51.2)
Capital leases	7.0	7.3
Total debt	$5,596.3	$5,679.1
Current portion	(484.9)	(789.9)
Total long-term debt	$5,111.4	$4,889.2

2018 revolving facility. On June 25, 2018, we entered into a $2.0 billion senior unsecured revolving credit agreement (“2018 revolving facility”). Borrowings under the 2018 revolving facility mature in June 2023. The interest rates for borrowings under the 2018 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.125 percent to 0.30 percent based upon our credit rating. The obligations under the 2018 revolving facility are not guaranteed by any of our subsidiaries. We had approximately $1.5 million of outstanding letters of credit under the 2018 revolving facility as of February 28, 2019, which reduced the available borrowing under the facility by an equivalent amount.

2018 term loan. Coincident with entering into the 2018 revolving facility, we entered into a senior unsecured amortizing term loan agreement (“2018 term loan”). The 2018 term loan has a final maturity date of July 2021. The obligations under the 2018 term loan are not guaranteed by any of our subsidiaries. The interest rates for borrowings under the 2018 term loan are the same as those under the 2018 revolving facility.

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

364-Day Credit Agreement. On June 25, 2018, we entered into a 364-day Credit Agreement (the “364-Day Credit Agreement”) for a term loan credit facility in an aggregate principal amount of $1.855 billion, which became available to be borrowed upon the satisfaction of certain conditions precedent, including the concurrent completion of our acquisition of Ipreo. On August 2, 2018, concurrent with the completion of our acquisition of Ipreo, we borrowed $250.0 million under the 364-Day Credit Agreement. The unutilized balance of the commitment terminated upon completion of the acquisition. The interest rates for borrowings under the 364-Day Credit Agreement were the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our credit rating. The spread over LIBOR was subject to a 0.25 percent step-up on the 180th day following the closing date of the agreement and a 0.50 percent step-up on the 270th day following the closing date. The obligations under the 364-Day Credit Agreement were not guaranteed by any of our subsidiaries. The 364-Day Credit Agreement had certain financial and other covenants that were consistent with the covenants contained in the 2018 revolving facility and the 2018 term loan, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which was defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms were defined in the 364-Day Credit Agreement. On January 7, 2019, we repaid the 364-Day Credit Agreement using cash on hand and borrowings under the revolving credit facility.

As of February 28, 2019, we had approximately $1.303 billion of outstanding borrowings under the 2018 revolving facility at a current annual interest rate of 3.87 percent and approximately $1.025 billion of outstanding borrowings under the 2018 term loans at a current weighted average annual interest rate of 4.01 percent, including the effect of the interest rate swaps described in Note 4.

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

The 5% Notes due 2022 bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes due 2022 is due semiannually on May 1 and November 1 of each year. We may redeem the 5% Notes due 2022 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes due 2022. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 5% Notes due 2022 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 5% Notes due 2022 as of February 28, 2019 was approximately $775.8 million.

4.125% senior notes due 2023 (“4.125% Notes due 2023”). In July 2018, we issued $500 million aggregate principal amount of senior unsecured notes due 2023 in a registered offering under the Securities Act. The 4.125% Notes due 2023 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.125% Notes due 2023 bear interest at a fixed rate of 4.125 percent and mature on August 1, 2023. Interest on the 4.125% Notes due 2023 is due semiannually on February 1 and August 1 of each year. The notes were issued at a discount which represented a price to the public of 99.707% of the principal amount. We may redeem the 4.125% Notes due 2023 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.125% Notes due 2023. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.125% Notes due 2023 as of February 28, 2019 was approximately $504.1 million.

4.75% senior notes due 2025 (“4.75% Notes due 2025”). In February 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. In July 2017, we issued an additional $300 million aggregate principal amount of the 4.75% Notes due 2025 at a $16.5 million premium, resulting in an effective interest rate of 3.88 percent. The 4.75% Notes due 2025 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.75% Notes due 2025 bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes due 2025 is due semiannually on February 15 and August 15 of each year. We may redeem the 4.75% Notes due 2025 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes due 2025. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 4.75% Notes due 2025 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 4.75% Notes due 2025 as of February 28, 2019 was approximately $818.6 million.

4.00% senior notes due 2026 (“4% Notes due 2026”). In December 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2026 in an offering not subject to the registration requirements of the Securities Act. The 4% Notes due 2026 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4% Notes due 2026 bear interest at a fixed rate of 4.00 percent and mature on March 1, 2026. Interest on the 4% Notes due 2026 is due semiannually on March 1 and September 1 of each year. We may redeem the 4% Notes due 2026 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4% Notes due 2026. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 4% Notes due 2026 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 4% Notes due 2026 as of February 28, 2019 was approximately $486.9 million.

4.75% senior notes due 2028 (“4.75% Notes due 2028”). In July 2018, we issued $750 million aggregate principal amount of senior unsecured notes due 2028 in a registered offering under the Securities Act. The 4.75% Notes due 2028 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.75% Notes due 2028 bear interest at a fixed rate of 4.75 percent and mature on August 1, 2028. Interest on the 4.75% Notes due 2028 is due semiannually on February 1 and August 1 of each year. The 4.75% Notes due 2028 were issued at a discount, which represented a price to the public of 99.628% of the principal amount. We may redeem the 4.75% Notes due 2028 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.75% Notes due 2028. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes due 2028 as of February 28, 2019 was approximately $760.0 million.

As of February 28, 2019, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

The carrying values of our variable rate debt instruments approximate their fair value because of the variable interest rates associated with those instruments. The fair values of the senior notes were measured using observable inputs in markets that are not active; consequently, we have classified those notes within Level 2 of the fair value hierarchy.

4.	Derivatives

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $435.0 million and $500.1 million as of February 28, 2019 and November 30, 2018, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of February 28, 2019 and November 30, 2018, we had assets of $10.4 million and $0.2 million, respectively, which were classified within other current assets, and we had liabilities of $1.7 million and $1.6 million, respectively, which were classified within other accrued expenses and other liabilities.

5.	Acquisition-related Costs

During the three months ended February 28, 2019, we incurred approximately $22.8 million in costs associated with acquisitions and divestitures, of which $15.3 million was performance compensation expense related to the automotiveMastermind (“aM”) acquisition described below, and the remainder was associated with employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees. Approximately $2.4 million of the total charge was allocated to shared services, with $15.3 million of the charge recorded in the Transportation segment, $4.6 million in the Financial Services segment, and the remainder in the Resources and CMS segments.

In September 2017, we acquired aM, a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time. In exchange for the remaining 22 percent of

aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We will pay cash to acquire these interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that will be remeasured based on changes in the fair value of the equity interests; we have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability as other accrued expenses and other liabilities within the consolidated balance sheets. We currently estimate a compensation expense range of approximately $150 million to $175 million, to be recognized over a weighted-average recognition period of approximately 3.5 years.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of February 28, 2019 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2018	$2.5	$16.8	$68.7	$88.0
Add: Costs incurred	2.8	0.1	20.4	23.3
Revision to prior estimates	—	(0.1)	(0.4)	(0.5)
Less: Amount paid	(1.9)	(1.8)	(7.4)	(11.1)
Balance at February 28, 2019	$3.4	$15.0	$81.3	$99.7

As of February 28, 2019, the $99.7 million remaining liability was primarily in the Transportation segment, with the remainder in the Financial Services segment and in shared services. Approximately $79.4 million of the remaining liability is associated with the aM acquisition-related performance compensation liability. We expect that the significant majority of the remaining liability will be paid within the next 12 months.

6.	Stock-based Compensation

Stock-based compensation expense for the three months ended February 28, 2019 and February 28, 2018 was as follows (in millions):

	Three months ended February 28,
	2019	2018
Cost of revenue	$17.3	$18.0
Selling, general and administrative	42.4	43.9
Total stock-based compensation expense	$59.7	$61.9
No stock-based compensation cost was capitalized during the three months ended February 28, 2019 and February 28, 2018.
As of February 28, 2019, there was $321.2 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 2.1 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the three months ended February 28, 2019:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2018	8.8	$41.77
Granted	3.0	$52.68
Vested	(3.3)	$38.75
Forfeited	(0.2)	$46.15
Balance at February 28, 2019	8.3	$46.81
The total fair value of RSUs and RSAs that vested during the three months ended February 28, 2019 was $169.2 million.
Stock Options. The following table summarizes stock option award activity during the three months ended February 28, 2019, as well as stock options that are vested and expected to vest and stock options exercisable as of February 28, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2018	15.7	$26.61
Exercised	(0.9)	$25.90
Forfeited	—	$—
Balance at February 28, 2019	14.8	$26.66	1.6	391.2
Vested and expected to vest at February 28, 2019	14.7	$26.66	1.6	390.0
Exercisable at February 28, 2019	9.4	$26.51	1.6	249.5

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on February 28, 2019 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on February 28, 2019. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the three months ended February 28, 2019 was approximately $23.5 million.

7.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three months ended February 28, 2019 was negative 1 percent compared to negative 156 percent for the three months ended February 28, 2018. The negative 2019 tax rate is primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $12 million and change in partnership basis related to intangible assets of approximately $7 million. The negative 2018 tax rate is primarily due to tax benefits associated with U.S. tax reform of approximately $136 million and excess tax benefits on stock-based compensation of approximately $24 million.

8.	Commitments and Contingencies

From time to time, in the ordinary course of our business, we are involved in various legal, regulatory or administrative proceedings, lawsuits, government investigations, and other claims, including employment, commercial, intellectual property, and environmental, safety, and health matters. In addition, we may receive routine requests for information from governmental agencies in connection with their regulatory or investigatory authority. We review such proceedings, lawsuits, investigations, claims, and requests for information and take appropriate action as necessary. At the present time, we can give no assurance as to the outcome of any such pending proceedings, lawsuits, investigations, claims, or requests for information and we are unable to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the effect they may have on us. However, we do not expect the outcome of such proceedings, lawsuits, claims, or requests for information to have a material adverse effect on our results of operations or financial condition. We have defended and will continue to vigorously defend ourselves in all matters.

9.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three months ended February 28, 2019 and February 28, 2018 were calculated as follows (in millions):

	Three months ended February 28,
	2019	2018
Weighted-average shares outstanding:
Shares used in basic EPS calculation	398.0	398.0
Effect of dilutive securities:
RSUs/RSAs	3.0	4.5
Stock options	7.0	9.6
Shares used in diluted EPS calculation	408.0	412.1

Share Repurchase Programs

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of February 28, 2019, we had $1.007 billion remaining available to repurchase under the program.

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

10.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 28, 2018 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2017	$(68.1)	$(13.0)	$(3.9)	$(85.0)
Other comprehensive income (loss) before reclassifications	56.4	—	3.6	60.0
Reclassifications from AOCI to income	—	—	1.2	1.2
Reclassifications from AOCI to retained earnings	—	(1.7)	(4.2)	(5.9)
Balance at February 28, 2018	$(11.7)	$(14.7)	$(3.3)	$(29.7)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 28, 2019 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2018	$(288.5)	$(9.9)	$(0.5)	$(298.9)
Other comprehensive income (loss) before reclassifications	135.7	—	(1.7)	134.0
Reclassifications from AOCI to income	—	—	0.2	0.2
Balance at February 28, 2019	$(152.8)	$(9.9)	$(2.0)	$(164.7)

11.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three months ended February 28, 2019 and February 28, 2018. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

We evaluate segment operating performance at the Adjusted EBITDA level for each of our four segments. We define Adjusted EBITDA as net income before net interest, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of joint ventures and noncontrolling interests, and discontinued operations. Information about the operations of our four segments is set forth below (in millions).

	Three months ended February 28,
	2019	2018
Revenue
Resources	$216.8	$205.3
Transportation	288.1	269.6
CMS	132.3	137.6
Financial Services	409.2	319.6
Total revenue	$1,046.4	$932.1

Adjusted EBITDA
Resources	$93.2	$84.9
Transportation	114.3	109.7
CMS	29.4	31.8
Financial Services	183.2	145.4
Shared services	(12.0)	(12.5)
Total Adjusted EBITDA	$408.1	$359.3

Reconciliation to the consolidated statements of operations:
Interest income	0.4	0.7
Interest expense	(66.9)	(46.3)
Benefit for income taxes	0.9	146.6
Depreciation	(46.6)	(41.6)
Amortization related to acquired intangible assets	(95.7)	(89.0)
Stock-based compensation expense	(59.7)	(61.9)
Restructuring charges	(8.2)	—
Acquisition-related costs	(7.5)	(12.1)
Acquisition-related performance compensation	(15.3)	(14.9)
Loss on debt extinguishment	(0.2)	—
Share of joint venture results not attributable to Adjusted EBITDA	(0.1)	—
Adjusted EBITDA attributable to noncontrolling interest	0.5	0.5
Net income attributable to IHS Markit Ltd.	$109.7	$241.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition and results of operations of IHS Markit Ltd. (“IHS Markit,” “we,” “us,” or “our”) as of and for the periods presented. The following discussion should be read in conjunction with our 2018 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. References to 2019 are to our fiscal year 2019, which began on December 1, 2018 and ends on November 30, 2019.

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

Our recurring fixed revenue and recurring variable revenue represented approximately 86 percent of our total revenue for the three months ended February 28, 2019. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For 2019, we are focusing our efforts on the following actions:

•
Increase in geographic, product, and customer penetration. We believe that there are continued opportunities to add new customers and to increase the use of our products and services by existing customers. We plan to add new customers and build our relationships with existing customers by leveraging our existing sales channels, broad product portfolio, global footprint, and industry expertise to anticipate and respond to the changing demands of our end markets.

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

•
Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue at current exchange rates and current revenue at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we believe that it is important to measure the impact of foreign currency movements on revenue.

In addition to measuring and reporting revenue by segment, we also measure and report revenue by transaction type. Understanding revenue by transaction type helps us identify and address broad changes in product mix. We summarize our transaction type revenue into the following three categories:

•
Recurring fixed revenue represents revenue generated from contracts specifying a relatively fixed fee for services delivered over the life of the contract. The fixed fee is typically paid annually or more periodically in advance. These contracts typically consist of subscriptions to our various information offerings and software maintenance, which provide continuous access to our platforms and associated data over the contract term. The revenue is usually recognized ratably over the contract term or for term-based software license arrangements, annually on renewal. The initial term of these contracts is typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments.

•
Recurring variable revenue represents revenue from contracts that specify a fee for services, which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value. Many of these contracts do not have a maturity date, while the remainder have an initial term ranging from one to five years. Recurring variable revenue was derived entirely from the Financial Services segment for all periods presented.

•
Non-recurring revenue represents consulting (e.g., research and analysis, modeling, and forecasting), services, single-document product sales, perpetual license sales and associated services, conferences and events, and advertising. Our non-recurring products and services are an important part of our business because they complement our recurring business in creating strong and comprehensive customer relationships.

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

Non-GAAP measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies comparable to us, many of which present non-GAAP measures when reporting their results. These measures can be useful in evaluating our performance against our peer companies because we believe that the measures provide users with valuable insight into key components of U.S. GAAP financial disclosures. For example, a company with higher U.S. GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, excluding the effects of interest income and expense moderates the impact of a company’s capital structure on its performance. However, non-GAAP measures have limitations as an analytical tool. Because not all companies use identical calculations, our presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies.

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

Results of Operations

Total Revenue

Revenue for the three months ended February 28, 2019, increased 12 percent compared to the three months ended February 28, 2018. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 28, 2019 to the three months ended February 28, 2018.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
First quarter 2019 vs. first quarter 2018	5%	8%	(1)%

We saw solid organic revenue growth in our Transportation, Resources, and Financial Services segments for the three months ended February 28, 2019, compared to the three months ended February 28, 2018.

Acquisitive revenue growth for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, was primarily due to the Ipreo acquisition in the third quarter of 2018.

Foreign currency had a negative effect on revenue growth for the three months ended February 28, 2019, compared to the three months ended February 28, 2018. Due to the extent of our global operations, foreign currency movements could continue to positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended February 28,		Percentage Change
(In millions, except percentages)	2019	2018
Revenue:
Resources	$216.8	$205.3	6%
Transportation	288.1	269.6	7%
CMS	132.3	137.6	(4)%
Financial Services	409.2	319.6	28%
Total revenue	$1,046.4	$932.1	12%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase in revenue
	First quarter 2019 vs. First quarter 2018
	Organic	Acquisitive	Foreign Currency
Resources	6%	—%	(1)%
Transportation	8%	—%	(1)%
CMS	(3)%	—%	(1)%
Financial Services	6%	24%	(1)%

Resources revenue for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, experienced positive organic revenue growth, with 5 percent recurring revenue growth and 16 percent non-recurring revenue growth. Total and recurring organic revenue growth benefited by approximately 1 percentage point as a result of the adoption of ASC Topic 606. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, increased slightly from the beginning of the year.

Transportation revenue for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, continued to experience strong organic growth, with 9 percent recurring revenue growth and 4 percent non-recurring revenue growth. Our automotive product offerings continue to provide the largest contribution to the growth, as our diversification in used and new car product offerings continues to provide balanced opportunities for growth. Our Aerospace, Defense & Security and Maritime & Trade revenue was largely unchanged.

CMS revenue for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, decreased 3 percent organically, primarily driven by the uncertainty over a contract renewal in our TMT business line. A portion of the decline was also due to lower revenue in the first quarter of 2019 as a result of the off-year cycle of the BPVC engineering standard.

Financial Services revenue for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, experienced strength across our Information and Solutions product offerings. Within our Information product offerings, revenue growth was led by our pricing and valuation services offerings, and within our Solutions product offerings, revenue growth was led by our managed loan services and analytics software offerings. Within our Processing product offerings, organic revenue growth declined due to market softness in loans primary issuance, partially offset by improvements in derivatives processing. The Ipreo acquisition in the third quarter of 2018 provided the acquisitive growth, and while its first quarter 2019 revenue was less than expected due to lower market activity, primarily in equities, we expect more robust markets and improved revenue in the second quarter of 2019.

Revenue by Transaction Type

	Three months ended February 28,		Percentage change
(in millions, except percentages)	2019	2018	Total	Organic
Revenue:
Recurring fixed	$767.2	$683.3	12%	5%
Recurring variable	136.0	117.1	16%	3%
Non-recurring	143.2	131.7	9%	8%
Total revenue	$1,046.4	$932.1	12%	5%

As a percent of total revenue:
Recurring fixed	73%	73%
Recurring variable	13%	13%
Non-recurring	14%	14%

Recurring fixed revenue organic growth increased 5 percent for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, with Transportation, Resources, and Financial Services recurring offerings providing the largest contribution to the growth, and flat organic growth in CMS. Recurring variable revenue was composed entirely of Financial Services revenue, with organic growth coming from our Information and Solutions product offering categories.

The non-recurring organic revenue increase for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, was primarily due to strength in Solutions product offerings within the Financial Services segment. The Resources and Transportation segments also experienced organic growth, which was partially offset by lower revenues in the CMS segment as a result of the off-year cycle of the BPVC engineering standard.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended February 28,		Percentage Change
(In millions, except percentages)	2019	2018
Operating expenses:
Cost of revenue	$399.8	$342.9	17%
SG&A expense	300.3	290.3	3%
Total cost of revenue and SG&A expense	$700.1	$633.2	11%

Depreciation and amortization expense	$142.3	$130.6	9%

As a percent of revenue:
Total cost of revenue and SG&A expense	67%	68%
Depreciation and amortization expense	14%	14%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The increases in absolute total cost of revenue and SG&A expense were primarily due to the Ipreo acquisition. As a percentage of revenue, total cost of revenue and SG&A expense declined primarily because of solid organic revenue growth in 2019, as well as ongoing cost management efforts.

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $2 million for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, as we continue to manage our equity compensation programs.

Depreciation and Amortization Expense

For the three months ended February 28, 2019, compared to the three months ended February 28, 2018, depreciation and amortization expense increased on an absolute basis primarily because of the Ipreo acquisition, but was relatively flat on a percentage of revenue basis.

Acquisition-related Costs

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three months ended February 28, 2019, we recorded approximately $23 million of direct and incremental costs associated with acquisition and divestiture activities, primarily for performance compensation expense related to the aM acquisition, but also including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees.

Segment Adjusted EBITDA

	Three months ended February 28,		Percentage Change
(In millions, except percentages)	2019	2018
Adjusted EBITDA:
Resources	$93.2	$84.9	10%
Transportation	114.3	109.7	4%
CMS	29.4	31.8	(8)%
Financial Services	183.2	145.4	26%
Shared services	(12.0)	(12.5)
Total Adjusted EBITDA	$408.1	$359.3	14%

As a percent of segment revenue:
Resources	43%	41%
Transportation	40%	41%
CMS	22%	23%
Financial Services	45%	46%

For the three months ended February 28, 2019, compared to the three months ended February 28, 2018, Adjusted EBITDA increased primarily due to the Ipreo acquisition and the leverage in our business model, as incremental revenue drives higher margins. We continue to focus our efforts on cost management and the Ipreo integration to improve overall margins. Resources segment Adjusted EBITDA increased due to organic revenue growth within the segment. Transportation segment Adjusted EBITDA also increased due to continued organic revenue growth, while the Financial Services segment Adjusted EBITDA continued to increase because of organic revenue growth and the contribution from the Ipreo acquisition.

As a percentage of revenue, total Adjusted EBITDA continued to improve due to margin expansion from revenue growth and continued integration and business leveraging efforts. Resources margin increased due to improved revenue growth, while Transportation’s margin was lower due to lower margin recall product offering revenue and higher marketing spend for our CARFAX brand to support new product initiatives. Financial Services’ lower Adjusted EBITDA margin was due to the Ipreo acquisition.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three months ended February 28, 2019 was negative 1 percent compared to negative 156 percent for the three months ended February 28, 2018. The negative 2019 tax rate is primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $12 million and change in partnership basis related to intangible assets of approximately $7 million. The negative 2018 tax rate is primarily due to tax benefits associated with U.S. tax reform of approximately $136 million and excess tax benefits on stock-based compensation of approximately $24 million.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three months ended February 28, 2019 and February 28, 2018.

	Three months ended February 28,		Percentage Change
(In millions, except percentages)	2019	2018
Net income attributable to IHS Markit Ltd.	$109.7	$241.3	(55)%
Interest income	(0.4)	(0.7)
Interest expense	66.9	46.3
Provision (benefit) for income taxes	(0.9)	(146.6)
Depreciation	46.6	41.6
Amortization	95.7	89.0
EBITDA	$317.6	$270.9	17%
Stock-based compensation expense	59.7	61.9
Restructuring charges	8.2	—
Acquisition-related costs	7.5	12.1
Acquisition-related performance compensation	15.3	14.9
Loss on debt extinguishment	0.2	—
Share of joint venture results not attributable to Adjusted EBITDA	0.1	—
Adjusted EBITDA attributable to noncontrolling interest	(0.5)	(0.5)
Adjusted EBITDA	$408.1	$359.3	14%
Adjusted EBITDA as a percentage of revenue	39.0%	38.6%

Our Adjusted EBITDA margin performance for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, increased primarily because of margin flow-through on our organic revenue growth, as well as our continued cost management efforts. The increase was muted by lower Ipreo margins. We expect to continue to drive margin improvement through continued revenue growth, integration, and cost management activities.

Financial Condition

(In millions, except percentages)	As of February 28, 2019	As of November 30, 2018	Dollar change	Percentage change
Accounts receivable, net	$980.4	$792.9	$187.5	24%
Accrued compensation	$96.6	$214.1	$(117.5)	(55)%
Deferred revenue	$1,026.3	$886.8	$139.5	16%

The increase in accounts receivable was due to increased billing activity in 2019. Accrued compensation decreased primarily due to the 2018 bonus payout made in the first quarter of 2019, partially offset by the current year accrual. The increase in deferred revenue was due to increased billings in 2019, partially offset by the transition adjustment to ASC Topic 606.

Liquidity and Capital Resources

As of February 28, 2019, we had cash and cash equivalents of $133 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $5.60 billion of debt as of February 28, 2019, consisting primarily of $1.303 billion of revolving facility debt, $1.03 billion of term loan debt, and $3.31 billion of senior notes. As of February 28, 2019, we had approximately $695 million available under our revolving credit facility.

In January 2019, we repaid the 364-Day Credit Agreement using cash on hand and borrowings under the revolving credit facility.

Our interest expense for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, increased primarily because of a higher average debt balance due to the Ipreo acquisition, as well as a higher effective interest rate due to an increased amount of fixed-rate debt.

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of February 28, 2019, we had repurchased approximately $2.24 billion under this authorization.

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

Based on our cash, debt, and cash flow positions, we believe that we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, amount of share repurchases, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.

Cash Flows

	Three months ended February 28,
(In millions, except percentages)	2019	2018	Dollar change	Percentage change
Net cash provided by operating activities	$188.0	$202.9	$(14.9)	(7)%
Net cash used in investing activities	$(68.8)	$(55.1)	$(13.7)	25%
Net cash used in financing activities	$(111.9)	$(118.9)	$7.0	(6)%

The decrease in net cash provided by operating activities was primarily due to higher bonus payments and higher interest payments in the first quarter of 2019.

The increase in net cash used in investing activities was principally due to the increase in capital expenditures compared to the prior year.

The decrease in net cash used in financing activities is primarily due to reducing debt balances in the first quarter of 2019, compared to the first quarter of 2018, when we used cash to fund share repurchases.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three months ended February 28,
(In millions, except percentages)	2019	2018	Dollar change	Percentage change
Net cash provided by operating activities	$188.0	$202.9
Capital expenditures on property and equipment	(63.2)	(55.2)
Free cash flow	$124.8	$147.7	$(22.9)	(16)%

The decrease in free cash flow was primarily due to lower net cash provided by operating activities as a result of higher interest payments and bonus payments, as well as higher capital expenditure activity. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the current status of our debt arrangements.

Share Repurchase Programs

Please refer to Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and to Part II, Item 2 in this Quarterly Report on Form 10-Q for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2018 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pensions, and stock-based compensation.

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2018 Annual Report on Form 10-K.

Borrowings under the 2018 revolving facility and 2018 term loans are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of February 28, 2019, we had approximately $2.3 billion of floating-rate debt at a 3.91 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $19.3 million ($23.3 million without giving effect to any of our interest rate swaps).

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

Please refer to Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended November 30, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 28, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
December 1 - December 31, 2018:
Employee transactions	28,390	$48.96	N/A	N/A
January 1 - January 31, 2019:
Employee transactions	147,956	$48.03	N/A	N/A
February 1 - February 28, 2019:
Employee transactions	1,030,697	$51.92	N/A	N/A
Total share repurchases	1,207,043	$51.37	—

For the first quarter of 2019, we repurchased approximately $62 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our Board of Directors has approved this program in an effort to reduce the dilutive effects of employee equity grants.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $40,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $50,000 in gross revenue for GTIS in the first quarter of 2019 and would have represented approximately 0.01 percent of our first quarter 2019 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
10.1*	IHS Markit Ltd. Amended and Restated 2014 Equity Incentive Award Plan
10.2*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2019 Form of Restricted Share Unit Agreement (Time Based)
10.3*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2019 Form of Performance Share Unit Agreement
10.4*	Amended and Restated Terms of Employment for Sari Granat dated July 16, 2018
10.5
Letter Agreement for Daniel Yergin dated July 2, 2010 (Incorporated by reference to Exhibit 10.22 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2010 (file no. 001-32511) filed with the Securities and Exchange Commission on January 18, 2011)

10.6
Amendment dated December 3, 2010 to Letter Agreement for Daniel Yergin dated July 2, 2010 (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended February 28, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on March 24, 2014)

10.7
Amendment dated December 28, 2012 to Letter Agreement for Daniel Yergin dated July 2, 2010 (Incorporated by reference to Exhibit 10.3 to the IHS Inc. Quarterly Report on Form 10-Q for the period ended February 28, 2013 (file no. 001-32511) filed with the Securities and Exchange Commission on March 25, 2013)

10.8*	Amendment dated July 8, 2016 to Letter Agreement for Daniel Yergin dated July 2, 2010
10.9*	Amended and Restated Terms of Employment for Daniel Yergin dated June 14, 2018
10.10*	Amendment dated February 14, 2019 to Amended and Restated Terms of Employment for Daniel Yergin dated June 14, 2018
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2019.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer