Form 10-Q
period 2019-05-31
IHS Markit Ltd.
filed 2019-06-26
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019

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

+44 20 7260 2000
(Registrant’s telephone number, including area code)
 ___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.01 par value per share	INFO	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2019, there were 401,054,361 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions such as acquisitions, joint ventures, and dispositions, the anticipated benefits therefrom, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; anticipated levels of indebtedness, capital allocation, and share repurchases in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to manage fraudulent or unpermitted data access or other cyber-security or privacy breaches; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third-party service providers; legislative, regulatory, and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of our operations; our ability to retain and hire key personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements, are more fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating, or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to our management and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	May 31, 2019	November 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$109.5	$120.0
Accounts receivable, net	854.0	792.9
Income tax receivable	14.3	20.8
Deferred subscription costs	84.9	77.3
Assets held for sale	63.6	—
Other current assets	134.9	88.4
Total current assets	1,261.2	1,099.4
Non-current assets:
Property and equipment, net	615.1	579.6
Intangible assets, net	4,267.5	4,484.8
Goodwill	9,781.0	9,836.0
Deferred income taxes	14.6	14.6
Other	93.9	47.9
Total non-current assets	14,772.1	14,962.9
Total assets	$16,033.3	$16,062.3
Liabilities and equity
Current liabilities:
Short-term debt	$364.3	$789.9
Accounts payable	33.6	63.8
Accrued compensation	119.7	214.1
Other accrued expenses	415.0	357.7
Income tax payable	23.2	8.0
Deferred revenue	938.7	886.8
Liabilities held for sale	25.2	—
Total current liabilities	1,919.7	2,320.3
Long-term debt, net	4,893.5	4,889.2
Accrued pension and postretirement liability	17.1	17.4
Deferred income taxes	677.3	699.9
Other liabilities	122.5	109.1
Commitments and contingencies
Redeemable noncontrolling interests	16.8	5.9
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 475.8 and 472.9 issued, and 401.1 and 397.1 outstanding at May 31, 2019 and November 30, 2018, respectively	4.8	4.7
Additional paid-in capital	7,745.4	7,680.4
Treasury shares, at cost: 74.8 and 75.8 at May 31, 2019 and November 30, 2018, respectively	(2,076.3)	(2,108.8)
Retained earnings	3,054.8	2,743.1
Accumulated other comprehensive loss	(342.3)	(298.9)
Total shareholders' equity	8,386.4	8,020.5
Total liabilities and equity	$16,033.3	$16,062.3
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Revenue	$1,135.5	$1,008.3	$2,181.9	$1,940.4
Operating expenses:
Cost of revenue	428.0	368.4	827.8	711.3
Selling, general and administrative	293.3	299.2	593.6	589.5
Depreciation and amortization	144.0	131.0	286.3	261.6
Restructuring charges	1.7	—	9.9	—
Acquisition-related costs	21.4	25.8	44.2	52.8
Other expense, net	8.4	3.0	6.4	4.4
Total operating expenses	896.8	827.4	1,768.2	1,619.6
Operating income	238.7	180.9	413.7	320.8
Interest income	0.6	0.9	1.0	1.6
Interest expense	(65.8)	(55.3)	(132.7)	(101.6)
Net periodic pension and postretirement expense	(0.2)	(0.3)	(0.5)	(0.5)
Non-operating expense, net	(65.4)	(54.7)	(132.2)	(100.5)
Income from continuing operations before income taxes and equity in loss of equity method investee	173.3	126.2	281.5	220.3
(Provision) benefit for income taxes	(24.2)	(12.0)	(23.3)	134.6
Equity in loss of equity method investee	(0.2)	—	(0.3)	—
Net income	148.9	114.2	257.9	354.9
Net loss attributable to noncontrolling interest	0.9	0.5	1.6	1.1
Net income attributable to IHS Markit Ltd.	$149.8	$114.7	$259.5	$356.0

Basic earnings per share attributable to IHS Markit Ltd.	$0.37	$0.29	$0.65	$0.90
Weighted average shares used in computing basic earnings per share	400.5	391.8	399.3	394.9

Diluted earnings per share attributable to IHS Markit Ltd.	$0.37	$0.28	$0.63	$0.87
Weighted average shares used in computing diluted earnings per share	409.3	403.6	408.7	407.9

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Net income	$148.9	$114.2	$257.9	$354.9
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	(1.9)	1.0	(3.4)	5.8
Foreign currency translation adjustment	(175.7)	(114.9)	(40.0)	(58.5)
Total other comprehensive income	(177.6)	(113.9)	(43.4)	(52.7)
Comprehensive income (loss)	$(28.7)	$0.3	$214.5	$302.2
Comprehensive loss attributable to noncontrolling interest	0.9	0.5	1.6	1.1
Comprehensive income (loss) attributable to IHS Markit Ltd.	$(27.8)	$0.8	$216.1	$303.3
(1) Net of tax benefit (expense) of $0.4 million; $(0.2) million; $0.8 million, and $(1.3) million for the three and six months ended May 31, 2019 and 2018, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six months ended May 31,
	2019	2018
Operating activities:
Net income	$257.9	$354.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	286.3	261.6
Stock-based compensation expense	113.3	119.6
Net periodic pension and postretirement expense	0.5	0.5
Undistributed earnings of affiliates, net	0.2	—
Pension and postretirement contributions	(0.9)	(1.3)
Deferred income taxes	(43.4)	(184.2)
Change in assets and liabilities:
Accounts receivable, net	(27.6)	(47.7)
Other current assets	(54.0)	(16.7)
Accounts payable	(11.1)	(10.5)
Accrued expenses	(58.3)	(38.8)
Income tax	32.0	18.1
Deferred revenue	88.6	91.0
Other liabilities	29.2	39.1
Net cash provided by operating activities	612.7	585.6
Investing activities:
Capital expenditures on property and equipment	(129.9)	(114.7)
Acquisitions of businesses, net of cash acquired	(32.6)	(8.8)
Change in other assets	(7.4)	(7.9)
Settlements of forward contracts	(2.2)	(2.0)
Net cash used in investing activities	(172.1)	(133.4)
Financing activities:
Proceeds from borrowings	1,339.2	1,427.6
Repayment of borrowings	(1,762.9)	(1,159.9)
Payment of debt issuance costs	(8.9)	(14.6)
Payments for purchase of noncontrolling interests	—	(7.7)
Proceeds from noncontrolling interests	12.5	—
Contingent consideration payments	(2.2)	—
Proceeds from the exercise of employee stock options	57.6	111.9
Payments related to tax withholding for stock-based compensation	(62.7)	(79.1)
Repurchases of common shares	—	(672.5)
Net cash used in financing activities	(427.4)	(394.3)
Foreign exchange impact on cash balance	(23.7)	(32.7)
Net (decrease) increase in cash and cash equivalents	(10.5)	25.2
Cash and cash equivalents at the beginning of the period	120.0	133.8
Cash and cash equivalents at the end of the period	$109.5	$159.0

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2017 (Audited)	399.2	$4.7	$7,612.1	$(1,745.0)	$2,217.6	$(85.0)	$8,004.4	$19.1
Repurchases of common shares	(3.9)			(172.5)			(172.5)
Share-based award activity	2.1		(56.8)	28.2			(28.6)
Option exercises	2.4		56.5				56.5
Net income (loss)					241.3		241.3	(0.6)
Impact of the Tax Cuts and Jobs Act of 2017					5.9	(5.9)	—
Purchase of noncontrolling interests							—	(10.1)
Other comprehensive income						61.2	61.2
Balance at February 28, 2018	399.8	4.7	7,611.8	(1,889.3)	2,464.8	(29.7)	8,162.3	8.4
Repurchases of common shares	(10.3)	—	—	(500.0)	—	—	(500.0)	—
Share-based award activity	—	—	(49.1)	100.1	—	—	51.0	—
Option exercises	2.5	—	54.6	—	—	—	54.6	—
Net income (loss)	—	—	—	—	114.7	—	114.7	(0.5)
Other comprehensive income	—	—	—	—	—	(113.9)	(113.9)	—
Balance at May 31, 2018	392.0	$4.7	$7,617.3	$(2,289.2)	$2,579.5	$(143.6)	$7,768.7	$7.9

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2018 (Audited)	397.1	$4.7	$7,680.4	$(2,108.8)	$2,743.1	$(298.9)	$8,020.5	$5.9
Adjustment to opening retained earnings related to adoption of ASC Topic 606					56.0		56.0
Share-based award activity	1.7	0.1	8.5	(18.0)	(2.4)		(11.8)
Option exercises	0.9		23.7				23.7
Net income (loss)					109.7		109.7	(0.7)
Issuance of noncontrolling interests							—	12.5
Other comprehensive income						134.2	134.2
Balance at February 28, 2019	399.7	4.8	7,712.6	(2,126.8)	2,906.4	(164.7)	8,332.3	17.7
Share-based award activity	0.2	—	0.5	50.5	(1.4)	—	49.6	—
Option exercises	1.2	—	32.3	—	—	—	32.3	—
Net income (loss)	—	—	—	—	149.8	—	149.8	(0.9)
Other comprehensive income	—	—	—	—	—	(177.6)	(177.6)	—
Balance at May 31, 2019	401.1	$4.8	$7,745.4	$(2,076.3)	$3,054.8	$(342.3)	$8,386.4	$16.8

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

The net cumulative effect adjustment to retained earnings was primarily related to (1) the change in accounting for the license rights associated with certain term-based software license arrangements, which were historically recognized over the term of the contract, but are now recognized at contract inception based on estimated stand-alone selling price, and (2) the change in accounting for commission costs incurred to obtain a portion of our contracts, which costs were historically expensed as incurred, but are now deferred at contract inception and recognized over the expected customer life.

For the three and six months ended May 31, 2019, the adoption of ASC Topic 606 did not result in a material difference between what we reported under ASC Topic 606 and what we would have reported under ASC Topic 605.

We disaggregate our revenue by segment (as described in Note 12) and by transaction type according to the following categories:

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

The following table presents our revenue by transaction type (in millions):

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Recurring fixed revenue	$785.2	$698.1	$1,552.4	$1,381.4
Recurring variable revenue	145.0	125.9	281.0	243.0
Non-recurring revenue	205.3	184.3	348.5	316.0
Total revenue	$1,135.5	$1,008.3	$2,181.9	$1,940.4

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $39.2 million as of May 31, 2019 and $29.8 million as of December 1, 2018, and are recorded in accounts receivable, net, in the consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. As of May 31, 2019 and December 1, 2018, we had contract liabilities of $938.7 million and $858.0 million, respectively, which are recorded as deferred revenue in the consolidated balance sheets. The increase in contract liabilities from December 1, 2018 to May 31, 2019 was primarily due to billings of $1,797.5 million that were paid in advance or due from customers, partially offset by $1,694.8 million of revenue recognized for the six months ended May 31, 2019 and the reclassification of $22.0 million of deferred revenue to liabilities held for sale.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, which requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. In July 2018, the FASB issued ASU 2018-11, which provides targeted improvements to ASU 2016-02 by providing an additional optional transition method and a lessor practical expedient for lease and nonlease components. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements, but believe that the most significant impact of adoption will be the recognition of right-of-use assets and lease liabilities associated with our operating leases.

In June 2016, the FASB issued ASU No. 2016-13, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be effective for us in the first quarter of our fiscal year 2021. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

In May 2019, we announced transactions that will result in the exchange of the majority of our Technology, Media, and Telecom (“TMT”) market intelligence assets within our CMS segment for Informa’s Agribusiness Intelligence group. The agreements value the two businesses at equivalent EBITDA multiples, with Informa contributing an additional $30 million cash to IHS Markit to reflect the larger EBITDA contribution from the TMT market intelligence assets. Both transactions are expected to close in the third quarter of 2019, subject to customary closing conditions. We expect that the Agribusiness Intelligence group will strengthen our Resources core end-market by building on our existing data, pricing, insights, forecasting, and news services within our chemical and downstream product offerings, and will expand our capability into fertilizers and chemical crop protection while expanding our capabilities in biofuels.

As a result of the anticipated transactions, we have classified the relevant TMT intelligence assets and liabilities as held for sale as of May 31, 2019, as further quantified in the table below (in millions):

Accounts receivable	$12.4
Intangible assets	14.2
Goodwill	37.0
Assets held for sale	$63.6
Current liabilities	$0.6
Deferred revenue	22.0
Deferred income taxes	2.6
Liabilities held for sale	$25.2

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2019 and November 30, 2018 (in millions):

	As of May 31, 2019			As of November 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$625.4	$(317.8)	$307.6	$671.0	$(329.6)	$341.4
Customer relationships	3,427.4	(553.0)	2,874.4	3,458.8	(473.3)	2,985.5
Developed technology	925.8	(169.5)	756.3	928.8	(133.1)	795.7
Developed computer software	84.8	(67.3)	17.5	85.0	(63.0)	22.0
Trademarks	492.3	(180.6)	311.7	493.8	(153.6)	340.2
Other	1.1	(1.1)	—	1.1	(1.1)	—
Total intangible assets	$5,556.8	$(1,289.3)	$4,267.5	$5,638.5	$(1,153.7)	$4,484.8

Intangible assets amortization expense was $94.6 million and $190.3 million for the three and six months ended May 31, 2019, respectively, compared to $88.6 million and $177.6 million for the three and six months ended May 31, 2018, respectively. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2019 (in millions):

Year	Amount
Remainder of 2019	$184.0
2020	$364.5
2021	$359.7
2022	$341.6
2023	$331.1
Thereafter	$2,686.6
Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2018 to May 31, 2019 was due to current year amortization and the reclassification of the TMT market intelligence intangible assets to assets held for sale.

4.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of May 31, 2019 and November 30, 2018 (in millions):

	May 31, 2019	November 30, 2018
2018 revolving facility	$995.0	$1,108.0
2018 term loan:
Tranche A-1	—	574.0
Tranche A-2	—	481.3
364-day credit agreement	—	250.0
5.00% senior notes due 2022	750.0	750.0
4.125% senior notes due 2023	498.8	498.6
3.625% senior notes due 2024	398.8	—
4.75% senior notes due 2025	812.8	813.8
4.00% senior notes due 2026	500.0	500.0
4.75% senior notes due 2028	747.4	747.3
4.25% senior notes due 2029	596.6	—
Debt issuance costs	(49.0)	(51.2)
Capital leases	7.4	7.3
Total debt	$5,257.8	$5,679.1
Current portion	(364.3)	(789.9)
Total long-term debt	$4,893.5	$4,889.2

2018 revolving facility. On June 25, 2018, we entered into a $2.0 billion senior unsecured revolving credit agreement (“2018 revolving facility”). Borrowings under the 2018 revolving facility mature in June 2023. The interest rates for borrowings under the 2018 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.125 percent to 0.30 percent based upon our credit rating. The obligations under the 2018 revolving facility are not guaranteed by any of our subsidiaries. We had approximately $1.3 million of outstanding letters of credit under the 2018 revolving facility as of May 31, 2019, which reduced the available borrowing under the facility by an equivalent amount.

Subject to certain conditions, the 2018 revolving facility may be expanded by up to an aggregate of $1.0 billion in additional commitments. The 2018 revolving facility has certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms are defined in the agreement.

2018 term loan. Coincident with entering into the 2018 revolving facility, we entered into a senior unsecured amortizing term loan agreement (“2018 term loan”). The 2018 term loan had a final maturity date of July 2021, but we repaid both tranches of the 2018 term loan in April 2019 using proceeds from our April 2019 debt offering and borrowings under the 2018 revolving facility. The obligations under the 2018 term loan were not guaranteed by any of our subsidiaries. The interest rates for borrowings under the 2018 term loan were the same as those under the 2018 revolving facility.

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

As of May 31, 2019, we had approximately $995 million of outstanding borrowings under the 2018 revolving facility at a current weighted average annual interest rate of 3.91 percent, including the effect of the interest rate swaps described in Note 5.

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

The 5% Notes due 2022 bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes due 2022 is due semiannually on May 1 and November 1 of each year. We may redeem the 5% Notes due 2022 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes due 2022. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 5% Notes due 2022 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 5% Notes due 2022 as of May 31, 2019 was approximately $788.3 million.

4.125% senior notes due 2023 (“4.125% Notes due 2023”). In July 2018, we issued $500 million aggregate principal amount of senior unsecured notes due 2023 in a registered offering under the Securities Act. The 4.125% Notes due 2023 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.125% Notes due 2023 bear interest at a fixed rate of 4.125 percent and mature on August 1, 2023. Interest on the 4.125% Notes due 2023 is due semiannually on February 1 and August 1 of each year. The notes were issued at a discount which represented a price to the public of 99.707 percent of the principal amount. We may redeem the 4.125% Notes due 2023 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.125% Notes due 2023. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.125% Notes due 2023 as of May 31, 2019 was approximately $518.9 million.

3.625% senior notes due 2024 (“3.625% Notes due 2024”). In April 2019, we issued $400 million aggregate principal amount of senior unsecured notes due 2023 in a registered offering under the Securities Act. The 3.625% Notes due 2024 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 3.625% Notes due 2024 bear interest at a fixed rate of 3.625 percent and mature on May 1, 2024. Interest on the 3.625% Notes due 2024 is due semiannually on May 1 and November 1 of each year. The notes were issued at a discount which represented a price to the public of 99.686 percent of the principal amount. We may redeem the 3.625% Notes due 2024 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 3.625% Notes due 2024. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 3.625% Notes due 2024 as of May 31, 2019 was approximately $407.0 million.

4.75% senior notes due 2025 (“4.75% Notes due 2025”). In February 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. In July 2017, we issued an additional $300 million aggregate principal amount of the 4.75% Notes due 2025 at a $16.5 million premium, resulting in an effective interest rate of 3.88 percent. The 4.75% Notes due 2025 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.75% Notes due 2025 bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes due 2025 is due semiannually on February 15 and August 15 of each year. We may redeem the 4.75% Notes due 2025 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes due 2025. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 4.75% Notes due 2025 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 4.75% Notes due 2025 as of May 31, 2019 was approximately $848.3 million.

4.00% senior notes due 2026 (“4% Notes due 2026”). In December 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2026 in an offering not subject to the registration requirements of the Securities Act. The 4% Notes due 2026 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4% Notes due 2026 bear interest at a fixed rate of 4.00 percent and mature on March 1, 2026. Interest on the 4% Notes due 2026 is due semiannually on March 1 and September 1 of each year. We may redeem the 4% Notes due 2026 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4% Notes due 2026. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 4% Notes due 2026 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 4% Notes due 2026 as of May 31, 2019 was approximately $504.0 million.

4.75% senior notes due 2028 (“4.75% Notes due 2028”). In July 2018, we issued $750 million aggregate principal amount of senior unsecured notes due 2028 in a registered offering under the Securities Act. The 4.75% Notes due 2028 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.75% Notes due 2028 bear interest at a fixed rate of 4.75 percent and mature on August 1, 2028. Interest on the 4.75% Notes due 2028 is due semiannually on February 1 and August 1 of each year. The 4.75% Notes due 2028 were issued at a discount, which represented a price to the public of 99.628% of the principal amount. We may redeem the 4.75% Notes due 2028 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.75% Notes due 2028. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes due 2028 as of May 31, 2019 was approximately $797.6 million.

4.25% senior notes due 2029 (“4.25% Notes due 2029”). In April 2019, we issued $600 million aggregate principal amount of senior unsecured notes due 2028 in a registered offering under the Securities Act. The 4.25% Notes due 2029 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.25% Notes due 2029 bear interest at a fixed rate of 4.25 percent and mature on May 1, 2029. Interest on the 4.25% Notes due 2029 is due semiannually on May 1 and November 1 of each year. The 4.25% Notes due 2029 were issued at a discount, which represented a price to the public of 99.422 percent of the principal amount. We may redeem the 4.25% Notes due 2029 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.25% Notes due 2029. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.25% Notes due 2029 as of May 31, 2019 was approximately $612.5 million.

As of May 31, 2019, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

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

Because the terms of these swaps and the variable rate debt (as amended or extended over time) effectively coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $516.6 million and $500.1 million as of May 31, 2019 and November 30, 2018, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of May 31, 2019 and November 30, 2018, we had assets of $0.3 million and $0.2 million, respectively, which were classified within other current assets, and we had liabilities of $14.0 million and $1.6 million, respectively, which were classified within other accrued expenses and other liabilities.

6.	Acquisition-related Costs

During the six months ended May 31, 2019, we incurred approximately $44.2 million in costs associated with acquisitions and divestitures, of which $30.7 million was performance compensation expense related to the automotiveMastermind (“aM”) acquisition described below, and the remainder was associated with employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees. Approximately $3.3 million of the total charge was allocated to shared services, with $30.7 million of the charge recorded in the Transportation segment, $9.1 million in the Financial Services segment, and the remainder in the Resources and CMS segments.

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

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of May 31, 2019 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2018	$2.5	$16.8	$68.7	$88.0
Add: Costs incurred	3.5	—	41.2	44.7
Revision to prior estimates	—	(0.1)	(0.4)	(0.5)
Less: Amount paid	(5.6)	(6.6)	(8.6)	(20.8)
Balance at May 31, 2019	$0.4	$10.1	$100.9	$111.4

As of May 31, 2019, the $111.4 million remaining liability was primarily in the Transportation segment, with the remainder in the Financial Services segment and in shared services. Approximately $94.7 million of the remaining liability is associated with the aM acquisition-related performance compensation liability. We expect that the significant majority of the remaining liability will be paid within the next 12 months.

7.	Stock-based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2019 and May 31, 2018 was as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Cost of revenue	$15.6	$16.7	$32.9	$34.7
Selling, general and administrative	38.0	41.0	80.4	84.9
Total stock-based compensation expense	$53.6	$57.7	$113.3	$119.6
No stock-based compensation cost was capitalized during the three and six months ended May 31, 2019 and May 31, 2018.
As of May 31, 2019, there was $277.7 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.9 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the six months ended May 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2018	8.8	$41.77
Granted	3.0	$52.74
Vested	(3.4)	$38.36
Forfeited	(0.3)	$47.08
Balance at May 31, 2019	8.1	$47.13

The total fair value of RSUs and RSAs that vested during the six months ended May 31, 2019 was $174.5 million.
Stock Options. The following table summarizes stock option award activity during the six months ended May 31, 2019, as well as stock options that are vested and expected to vest and stock options exercisable as of May 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2018	15.7	$26.61
Exercised	(2.2)	$26.18
Forfeited	—	$—
Balance at May 31, 2019	13.5	$26.68	1.3	415.4
Vested and expected to vest at May 31, 2019	13.5	$26.68	1.3	415.0
Exercisable at May 31, 2019	8.2	$26.51	1.3	253.5

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on May 31, 2019 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on May 31, 2019. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the six months ended May 31, 2019 was approximately $59.7 million.

8.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three and six months ended May 31, 2019 was 14 percent and 8 percent, respectively, compared to 10 percent and negative 61 percent, respectively, for the three and six months ended May 31, 2018. The low 2019 tax rates are primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $6 million and $18 million, respectively, for the three and six months ended May 31, 2019, as well as a change in partnership basis related to intangible assets of approximately $7 million. The low or negative 2018 tax rates were primarily due to tax benefits associated with U.S. tax reform of approximately $136 million in the first quarter of 2018, and excess tax benefits on stock-based compensation of approximately $7 million and $31 million, respectively, for the three and six months ended May 31, 2018.

On June 14, 2019, the U.S. Treasury Department (“U.S. Treasury”) and the Internal Revenue Service (the “IRS”) released final temporary regulations related to the Tax Cuts and Jobs Act (the “Temporary Tax Regulations”). The Temporary Tax Regulations are effective retroactively to our 2018 tax year. We are evaluating the impact of the Temporary Tax Regulations and quantifying the amount of any additional one-time U.S. net tax liability related to the 2018 tax year.

9.	Commitments and Contingencies

From time to time, in the ordinary course of our business, we are involved in various legal, regulatory or administrative proceedings, lawsuits, government investigations, and other claims, including employment, commercial, intellectual property, and environmental, safety, and health matters. In addition, we may receive routine requests for information from governmental agencies in connection with their regulatory or investigatory authority or from private third parties pursuant to valid court orders or subpoenas. We review such proceedings, lawsuits, investigations, claims, and requests for information and take appropriate action as necessary. At the present time, we can give no assurance as to the outcome of any such pending proceedings, lawsuits, investigations, claims, or requests for information and we are unable to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the effect they may have on us. However, we do not expect the outcome of such proceedings, lawsuits, claims, or requests for information to have a material adverse effect on our results of operations or financial condition. We have defended and will continue to vigorously defend ourselves in all matters.

10.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and six months ended May 31, 2019 and May 31, 2018 were calculated as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Weighted-average shares outstanding:
Shares used in basic EPS calculation	400.5	391.8	399.3	394.9
Effect of dilutive securities:
RSUs/RSAs	1.6	2.4	2.3	3.5
Stock options	7.2	9.4	7.1	9.5
Shares used in diluted EPS calculation	409.3	403.6	408.7	407.9

Share Repurchase Programs

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (ASR) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of May 31, 2019, we had $1.007 billion remaining available to repurchase under the program.

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

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three and six months ended May 31, 2018 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2017	$(68.1)	$(13.0)	$(3.9)	$(85.0)
Other comprehensive income before reclassifications	56.4	—	3.6	60.0
Reclassifications from AOCI to income	—	—	1.2	1.2
Reclassifications from AOCI to retained earnings	—	(1.7)	(4.2)	(5.9)
Balance at February 28, 2018	$(11.7)	$(14.7)	$(3.3)	$(29.7)
Other comprehensive (loss) income before reclassifications	(114.9)	—	0.2	(114.7)
Reclassifications from AOCI to income	—	—	0.8	0.8
Balance at May 31, 2018	$(126.6)	$(14.7)	$(2.3)	$(143.6)

The following table summarizes the changes in AOCI by component (net of tax) for the three and six months ended May 31, 2019 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2018	$(288.5)	$(9.9)	$(0.5)	$(298.9)
Other comprehensive income (loss) before reclassifications	135.7	—	(1.7)	134.0
Reclassifications from AOCI to income	—	—	0.2	0.2
Balance at February 28, 2019	$(152.8)	$(9.9)	$(2.0)	$(164.7)
Other comprehensive loss	(175.7)	—	(1.9)	(177.6)
Balance at May 31, 2019	$(328.5)	$(9.9)	$(3.9)	$(342.3)

12.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and six months ended May 31, 2019 and May 31, 2018. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Revenue
Resources	$249.4	$237.0	$466.2	$442.3
Transportation	318.6	296.3	606.7	565.9
CMS	134.6	138.9	266.9	276.5
Financial Services	432.9	336.1	842.1	655.7
Total revenue	$1,135.5	$1,008.3	$2,181.9	$1,940.4

Adjusted EBITDA
Resources	$109.2	$100.5	$202.4	$185.4
Transportation	136.6	124.7	250.9	234.4
CMS	29.3	29.9	58.7	61.7
Financial Services	205.6	155.8	388.8	301.2
Shared services	(15.7)	(12.8)	(27.7)	(25.3)
Total Adjusted EBITDA	$465.0	$398.1	$873.1	$757.4

Reconciliation to the consolidated statements of operations:
Interest income	0.6	0.9	1.0	1.6
Interest expense	(65.8)	(55.3)	(132.7)	(101.6)
(Provision) benefit for income taxes	(24.2)	(12.0)	(23.3)	134.6
Depreciation	(49.4)	(42.4)	(96.0)	(84.0)
Amortization related to acquired intangible assets	(94.6)	(88.6)	(190.3)	(177.6)
Stock-based compensation expense	(53.6)	(57.7)	(113.3)	(119.6)
Restructuring charges	(1.7)	—	(9.9)	—
Acquisition-related costs	(6.0)	(15.1)	(13.5)	(27.2)
Acquisition-related performance compensation	(15.4)	(10.7)	(30.7)	(25.6)
Loss on debt extinguishment	(5.8)	(3.0)	(6.0)	(3.0)
Share of joint venture results not attributable to Adjusted EBITDA	(0.2)	—	(0.3)	—
Adjusted EBITDA attributable to noncontrolling interest	0.9	0.5	1.4	1.0
Net income attributable to IHS Markit Ltd.	$149.8	$114.7	$259.5	$356.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our recurring fixed revenue and recurring variable revenue represented approximately 84 percent of our total revenue for the six months ended May 31, 2019. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

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

•
Balance capital allocation. As part of our capital allocation focus for the majority of 2019, we continue to de-lever to our capital policy target leverage ratio of 2.0-3.0x. Over the long term, we expect to balance capital allocation between returning capital to shareholders (through consistent share repurchases) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position. In May 2019, we announced transactions that will result in the exchange of the majority of our Technology, Media, and Telecom (“TMT”) market intelligence assets for Informa’s Agribusiness Intelligence group. The agreements value the two businesses at equivalent EBITDA multiples, with Informa contributing an additional $30 million cash to IHS Markit to reflect the larger EBITDA contribution from the TMT market intelligence assets. Both transactions are expected to close in the third quarter of 2019, subject to customary closing conditions. We expect that the Agribusiness Intelligence group will strengthen our Resources core end-market by building on our existing data, pricing, insights, forecasting, and news services within our chemical and downstream product offerings, and will expand our capability into fertilizers and chemical crop protection while expanding our capabilities in biofuels.

On June 19, 2019, we provided written notice to the Nasdaq Global Select Market (“Nasdaq”) that we intended to transfer the principal listing of our common shares from Nasdaq to the New York Stock Exchange (“NYSE”), where they have been authorized for listing. We expect to voluntarily withdraw the listing and trading of the common shares from Nasdaq effective as of the close of trading on July 1, 2019 and to commence trading on the NYSE the following business day, July 2, 2019. The common shares will continue to trade on the NYSE under our current ticker symbol “INFO.”

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

•
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market and other adjustments, the impact of joint ventures and noncontrolling interests, and discontinued operations).

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

Results of Operations

Total Revenue

Revenue for the three and six months ended May 31, 2019, increased 13 percent and 12 percent, respectively, compared to the three and six months ended May 31, 2018. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2019 to the three and six months ended May 31, 2018.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Second quarter 2019 vs. second quarter 2018	5%	8%	(1)%
Year-to-date 2019 vs. year-to-date 2018	5%	8%	(1)%

We saw solid organic revenue growth in our Transportation, Resources, and Financial Services segments for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018.

Acquisitive revenue growth for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, was primarily due to the Ipreo acquisition in the third quarter of 2018.

Foreign currency had a negative effect on revenue growth for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018. Due to the extent of our global operations, foreign currency movements could continue to positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2019	2018		2019	2018
Revenue:
Resources	$249.4	$237.0	5%	$466.2	$442.3	5%
Transportation	318.6	296.3	8%	606.7	565.9	7%
CMS	134.6	138.9	(3)%	266.9	276.5	(3)%
Financial Services	432.9	336.1	29%	842.1	655.7	28%
Total revenue	$1,135.5	$1,008.3	13%	$2,181.9	$1,940.4	12%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase in revenue
	Second quarter 2019 vs. second quarter 2018			Year-to-date 2019 vs. year-to-date 2018
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources	6%	—%	(1)%	6%	—%	(1)%
Transportation	9%	—%	(1)%	8%	—%	(1)%
CMS	(2)%	—%	(1)%	(2)%	—%	(1)%
Financial Services	5%	25%	(1)%	5%	25%	(1)%

Resources revenue for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, experienced positive organic revenue growth, with 4 percent and 5 percent recurring revenue growth, respectively, for the three and six months ended May 31, 2019, and 11 percent and 13 percent non-recurring revenue growth, respectively. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, grew at a 4 percent rate on a trailing annual basis, reflecting a stabilization of energy industry trends. Our nonrecurring revenue growth was led by another successful CERAWeek conference event in the second quarter of 2019.

Transportation revenue for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, continued to experience strong organic growth, with 10 percent recurring revenue growth for both the three and six months ended May 31, 2019, and 6 percent and 5 percent non-recurring revenue growth, respectively, for the three and six months ended May 31, 2019. Our automotive product offerings continue to provide the largest contribution to the growth, as our diversification in used and new car product offerings continues to provide balanced opportunities for growth.

CMS revenue for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, decreased 2 percent organically, primarily driven by the non-renewal of a contract in our TMT benchmarking product offerings.

Financial Services revenue for the three months ended May 31, 2019, compared to the three months ended May 31, 2018, increased primarily from strength across our Solutions product offerings, while Financial Services revenue for the six months ended May 31, 2019, compared to the six months ended May 31, 2018, increased due to strength in both Information and Solutions product offerings. Within our Information product offerings, revenue growth was led by our pricing and valuation services offerings, and within our Solutions product offerings, revenue growth was led by our managed loan services and analytics software offerings. Within our Processing product offerings, organic revenue growth declined due to market softness in loans primary issuance, partially offset by improvements in derivatives processing. Organic revenue growth in the second quarter benefited by approximately 2 percentage points as a result of the favorable in-quarter impact on our managed loan services software offerings as a result of the adoption of ASC Topic 606. The Ipreo acquisition in the third quarter of 2018 provided the acquisitive growth, with a rebound in second-quarter 2019 global capital markets activity providing sequentially stronger revenue compared to the first quarter of 2019. Ipreo’s Private Capital Markets product offerings continued their strong double-digit growth performance.

Revenue by Transaction Type

	Three months ended May 31,		Percentage change		Six months ended May 31,		Percentage change
(in millions, except percentages)	2019	2018	Total	Organic	2019	2018	Total	Organic
Revenue:
Recurring fixed	$785.2	$698.1	12%	5%	$1,552.4	$1,381.4	12%	5%
Recurring variable	145.0	125.9	15%	—%	281.0	243.0	16%	2%
Non-recurring	205.3	184.3	11%	9%	348.5	316.0	10%	8%
Total revenue	$1,135.5	$1,008.3	13%	5%	$2,181.9	$1,940.4	12%	5%

As a percent of total revenue:
Recurring fixed	69%	69%			71%	71%
Recurring variable	13%	12%			13%	13%
Non-recurring	18%	18%			16%	16%

Recurring fixed revenue organic growth increased 5 percent for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, with Transportation, Resources, and Financial Services recurring offerings providing the largest contribution to the growth, and flat organic growth in CMS. Recurring variable revenue was composed entirely of Financial Services revenue.

The non-recurring organic revenue increases for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, was primarily due to strength in Solutions product offerings within the Financial Services segment, with positive contributions also coming from the Resources and Transportation segments. The increases were partially offset by lower revenues in the CMS segment from sales of the most current BPVC engineering standard, which was last released in the third quarter of 2017.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2019	2018		2019	2018
Operating expenses:
Cost of revenue	$428.0	$368.4	16%	$827.8	$711.3	16%
SG&A expense	293.3	299.2	(2)%	593.6	589.5	1%
Total cost of revenue and SG&A expense	$721.3	$667.6	8%	$1,421.4	$1,300.8	9%

Depreciation and amortization expense	$144.0	$131.0	10%	$286.3	$261.6	9%

As a percent of revenue:
Total cost of revenue and SG&A expense	64%	66%		65%	67%
Depreciation and amortization expense	13%	13%		13%	13%

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

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $4 million and $6 million for the three and six months ended May 31, 2019, respectively, compared to the three and six months ended May 31, 2018.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, depreciation and amortization expense increased on an absolute basis primarily because of the Ipreo acquisition, but was flat on a percentage of revenue basis.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the six months ended May 31, 2019, we recorded approximately $44.2 million of direct and incremental costs associated with acquisition and divestiture activities, primarily for performance compensation expense related to the aM acquisition, but also including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees.

Segment Adjusted EBITDA

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2019	2018		2019	2018
Adjusted EBITDA:
Resources	$109.2	$100.5	9%	$202.4	$185.4	9%
Transportation	136.6	124.7	10%	250.9	234.4	7%
CMS	29.3	29.9	(2)%	58.7	61.7	(5)%
Financial Services	205.6	155.8	32%	388.8	301.2	29%
Shared services	(15.7)	(12.8)		(27.7)	(25.3)
Total Adjusted EBITDA	$465.0	$398.1	17%	$873.1	$757.4	15%

As a percent of segment revenue:
Resources	44%	42%		43%	42%
Transportation	43%	42%		41%	41%
CMS	22%	22%		22%	22%
Financial Services	48%	46%		46%	46%

For the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, Adjusted EBITDA increased primarily due to the Ipreo acquisition and the leverage in our business model, as incremental revenue drives higher margins. We continue to focus our efforts on organic revenue growth, cost management, and the Ipreo integration to improve overall margins. The increases in Adjusted EBITDA for the Resources and Transportation segments were due to organic revenue growth within the respective segment, while the Financial Services segment Adjusted EBITDA continued to increase because of organic revenue growth and the contribution from the Ipreo acquisition.

As a percentage of revenue, total Adjusted EBITDA continued to improve due to margin expansion from revenue growth and continued integration and business leveraging efforts. Resources and Transportation Adjusted EBITDA margins increased due to revenue growth, and Financial Services Adjusted EBITDA margin increased due to organic revenue growth, partially offset by the Ipreo acquisition.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three and six months ended May 31, 2019 was 14 percent and 8 percent, respectively, compared to 10 percent and negative 61 percent, respectively, for the three and six months ended May 31, 2018. The low 2019 tax rates are primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $6 million and $18 million, respectively, for the three and six months ended May 31, 2019, as well as a change in partnership basis related to intangible assets of approximately $7 million. The low or negative 2018 tax rates were primarily due to tax benefits associated with U.S. tax reform of approximately $136 million in the first quarter of 2018, and excess tax benefits on stock-

based compensation of approximately $7 million and $31 million, respectively, for the three and six months ended May 31, 2018.

On June 14, 2019, the U.S. Treasury Department (“U.S. Treasury”) and the Internal Revenue Service (the “IRS”) released final temporary regulations related to the Tax Cuts and Jobs Act (the “Temporary Tax Regulations”). The Temporary Tax Regulations are effective retroactively to our 2018 tax year. We are evaluating the impact of the Temporary Tax Regulations and quantifying the amount of any additional one-time U.S. net tax liability related to the 2018 tax year.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and six months ended May 31, 2019 and May 31, 2018.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2019	2018		2019	2018
Net income attributable to IHS Markit Ltd.	$149.8	$114.7	31%	$259.5	$356.0	(27)%
Interest income	(0.6)	(0.9)		(1.0)	(1.6)
Interest expense	65.8	55.3		132.7	101.6
Provision (benefit) for income taxes	24.2	12.0		23.3	(134.6)
Depreciation	49.4	42.4		96.0	84.0
Amortization	94.6	88.6		190.3	177.6
EBITDA	$383.2	$312.1	23%	$700.8	$583.0	20%
Stock-based compensation expense	53.6	57.7		113.3	119.6
Restructuring charges	1.7	—		9.9	—
Acquisition-related costs	6.0	15.1		13.5	27.2
Acquisition-related performance compensation	15.4	10.7		30.7	25.6
Loss on debt extinguishment	5.8	3.0		6.0	3.0
Share of joint venture results not attributable to Adjusted EBITDA	0.2	—		0.3	—
Adjusted EBITDA attributable to noncontrolling interest	(0.9)	(0.5)		(1.4)	(1.0)
Adjusted EBITDA	$465.0	$398.1	17%	$873.1	$757.4	15%
Adjusted EBITDA as a percentage of revenue	41.0%	39.5%		40.0%	39.0%

Our Adjusted EBITDA margin performance for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, increased primarily because of margin flow-through on our organic revenue growth, as well as our continued cost management efforts. The increase was muted by lower Ipreo margins. We expect to continue to drive margin improvement through continued revenue growth, integration, and cost management activities.

Financial Condition

(In millions, except percentages)	As of May 31, 2019	As of November 30, 2018	Dollar change	Percentage change
Accounts receivable, net	$854.0	$792.9	$61.1	8%
Accrued compensation	$119.7	$214.1	$(94.4)	(44)%
Deferred revenue	$938.7	$886.8	$51.9	6%

The increase in accounts receivable was due to increased billing activity in 2019 and the impacts of the adoption of ASC Topic 606. Accrued compensation decreased primarily due to the 2018 bonus payout made in the first quarter of 2019, partially offset by the current year accrual. The increase in deferred revenue was due to increased billings in 2019, partially offset by the transition adjustment to ASC Topic 606.

Liquidity and Capital Resources

As of May 31, 2019, we had cash and cash equivalents of $110 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $5.26 billion of debt as of May 31, 2019, consisting primarily of $995 million of revolving facility debt and $4.30 billion of senior notes. As of May 31, 2019, we had approximately $1.00 billion available under our revolving credit facility.

In January 2019, we repaid the 364-Day Credit Agreement using cash on hand and borrowings under the revolving credit facility. In April 2019, we issued $1.0 billion of senior notes and used the proceeds, along with minor additional borrowings under the 2018 revolving facility, to repay all of our term loan debt, in-line with our goal of terming out our capital structure, with fixed rate debt at approximately 90 percent of total debt as of May 31, 2019.

Our interest expense for the three and six months ended May 31, 2019, compared to the three and six months ended May 31, 2018, increased primarily because of a higher average debt balance due to the Ipreo acquisition, as well as a higher effective interest rate due to an increased amount of longer term fixed-rate debt.

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of May 31, 2019, we had repurchased approximately $2.24 billion under this authorization.

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

Cash Flows

	Six months ended May 31,
(In millions, except percentages)	2019	2018	Dollar change	Percentage change
Net cash provided by operating activities	$612.7	$585.6	$27.1	5%
Net cash used in investing activities	$(172.1)	$(133.4)	$(38.7)	29%
Net cash used in financing activities	$(427.4)	$(394.3)	$(33.1)	8%

The increase in net cash provided by operating activities was primarily due to improved operating performance and working capital activities, partially offset by higher bonus payments and higher interest payments in the six months ended May 31, 2019.

The increase in net cash used in investing activities was due to the increase in acquisition activity and capital expenditures compared to the prior year.

The increase in net cash used in financing activities is primarily due to our efforts to de-lever the company in 2019 following the acquisition of Ipreo in the third quarter of 2018 by reducing debt balances, compared to 2018, when our financing cash flows were used to repurchase shares.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In millions, except percentages)	2019	2018	Dollar change	Percentage change
Net cash provided by operating activities	$612.7	$585.6
Capital expenditures on property and equipment	(129.9)	(114.7)
Free cash flow	$482.8	$470.9	$11.9	3%

The increase in free cash flow was primarily due to higher net cash provided by operating activities through continuing operational improvements, partially offset by higher capital expenditure activity. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Borrowings under the 2018 revolving facility are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of May 31, 2019, we had approximately $995 million of floating-rate debt at a 3.91 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $6.0 million ($10.0 million without giving effect to any of our interest rate swaps).

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our 2018 Annual Report on Form 10-K, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our 2018 Annual Report on Form 10-K.

Recently announced Temporary Tax Regulations may result in an additional one-time U.S. net tax liability to us related to the 2018 tax year.

Under the U.S. Internal Revenue Code of 1986, as amended, and subject to certain conditions, dividends received by a controlled foreign corporation (generally, a foreign corporation as to which one or more significant U.S. shareholders own more than 50% of the stock, by vote or value) from a related foreign corporation do not give rise to “subpart F income,” which is currently includible in the income of the foreign corporation’s U.S. shareholders. On June 14, 2019, the U.S. Treasury Department (“U.S. Treasury”) and the Internal Revenue Service (the “IRS”) released final temporary regulations related to the Tax Cuts and Jobs Act (the “Temporary Tax Regulations”) that, among other things, limit this exception to the inclusion of such dividends in “subpart F income” in the case of dividends attributable to earnings generated by certain intercompany transactions. The Temporary Tax Regulations are effective on a retroactive basis, applying to distributions occurring after December 31, 2017. We are still evaluating the impact of the Temporary Tax Regulations; however, as currently drafted, they could apply to certain intercompany transactions that we engaged in during 2018 and could result in the inclusion of a material amount of “subpart F income” by our U.S. subsidiary and a material amount of additional one-time U.S. net tax liability related to the 2018 tax year.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
March 1 - March 31, 2018:
Employee transactions	3,018	$54.65	N/A	N/A
April 1 - April 30, 2019:
Employee transactions	5,575	$54.95	N/A	N/A
May 1 - May 31, 2019:
Employee transactions	4,516	$56.83	N/A	N/A
Total share repurchases	13,109	$55.53	—

For the second quarter of 2019, we repurchased approximately $0.7 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our Board of Directors has approved this program in an effort to reduce the dilutive effects of employee equity grants.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $40,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $50,000 in gross revenue for GTIS in the second quarter of 2019 and would have represented approximately 0.01 percent of our second quarter 2019 consolidated revenues and approximately 0.02 percent of our second quarter 2019 gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
3.1
Amended and Restated Bye-laws of IHS Markit Ltd. (Effective as of April 11, 2019) (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 12, 2019)

4.1
Base Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 23, 2018)

4.2
Third Supplemental Indenture, dated as of April 8, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 8, 2019)

4.3	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.2)
4.4
Fourth Supplemental Indenture, dated as of April 8, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 8, 2019)

4.5	Form of 4.250% Senior Note due 2029 (included in Exhibit 4.4)
4.6+*	Amended and Restated Terms of Employment for Lance Uggla
4.7+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2019 Form of Restricted Share Unit Agreement (Non-Employee Directors)
4.8+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2019 Form of Deferred Share Unit Agreement (Non-Employee Directors)
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2019.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer