Form 10-Q
period 2019-08-31
IHS Markit Ltd.
filed 2019-09-24
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019

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

+44 20 7260 2000
(Registrant’s telephone number, including area code)
 ___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.01 par value per share	INFO	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of August 31, 2019, there were 400,988,046 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions such as acquisitions, joint ventures, and dispositions, the anticipated benefits therefrom, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; anticipated levels of indebtedness, capital allocation, dividends, and share repurchases in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to manage fraudulent or unpermitted data access or other cyber-security or privacy breaches; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third-party service providers; legislative, regulatory, and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of our operations; our ability to retain and hire key personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements, are more fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating, or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to our management and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	August 31, 2019	November 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$124.1	$120.0
Accounts receivable, net	862.7	792.9
Income tax receivable	17.8	20.8
Deferred subscription costs	72.3	77.3
Other current assets	112.1	88.4
Total current assets	1,189.0	1,099.4
Non-current assets:
Property and equipment, net	623.9	579.6
Intangible assets, net	4,181.6	4,484.8
Goodwill	9,805.2	9,836.0
Deferred income taxes	14.6	14.6
Other	89.3	47.9
Total non-current assets	14,714.6	14,962.9
Total assets	$15,903.6	$16,062.3
Liabilities and equity
Current liabilities:
Short-term debt	$1.2	$789.9
Accounts payable	27.2	63.8
Accrued compensation	167.0	214.1
Other accrued expenses	437.9	357.7
Income tax payable	133.5	8.0
Deferred revenue	896.5	886.8
Total current liabilities	1,663.3	2,320.3
Long-term debt, net	5,051.2	4,889.2
Accrued pension and postretirement liability	17.0	17.4
Deferred income taxes	770.5	699.9
Other liabilities	150.7	109.1
Commitments and contingencies
Redeemable noncontrolling interests	15.9	5.9
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 475.9 and 472.9 issued, and 401.0 and 397.1 outstanding at August 31, 2019 and November 30, 2018, respectively	4.8	4.7
Additional paid-in capital	7,745.6	7,680.4
Treasury shares, at cost: 74.9 and 75.8 at August 31, 2019 and November 30, 2018, respectively	(2,151.5)	(2,108.8)
Retained earnings	3,094.7	2,743.1
Accumulated other comprehensive loss	(458.6)	(298.9)
Total shareholders' equity	8,235.0	8,020.5
Total liabilities and equity	$15,903.6	$16,062.3
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Revenue	$1,112.3	$1,001.0	$3,294.2	$2,941.4
Operating expenses:
Cost of revenue	419.7	375.3	1,247.5	1,086.6
Selling, general and administrative	295.4	287.7	889.0	877.2
Depreciation and amortization	144.7	134.1	431.0	395.7
Restructuring charges	1.1	0.4	11.0	0.4
Acquisition-related costs	23.4	41.7	67.6	94.5
Other (income) expense, net	(114.8)	1.5	(108.4)	5.9
Total operating expenses	769.5	840.7	2,537.7	2,460.3
Operating income	342.8	160.3	756.5	481.1
Interest income	0.6	0.9	1.6	2.5
Interest expense	(63.2)	(56.7)	(195.9)	(158.3)
Net periodic pension and postretirement (expense) income	(0.2)	7.1	(0.7)	6.6
Non-operating expense, net	(62.8)	(48.7)	(195.0)	(149.2)
Income from continuing operations before income taxes and equity in loss of equity method investee	280.0	111.6	561.5	331.9
(Provision) benefit for income taxes	(240.6)	(7.9)	(263.9)	126.7
Equity in loss of equity method investee	(0.2)	(0.2)	(0.5)	(0.2)
Net income	39.2	103.5	297.1	458.4
Net loss attributable to noncontrolling interest	0.9	1.0	2.5	2.1
Net income attributable to IHS Markit Ltd.	$40.1	$104.5	$299.6	$460.5

Basic earnings per share attributable to IHS Markit Ltd.	$0.10	$0.26	$0.75	$1.17
Weighted average shares used in computing basic earnings per share	401.2	393.0	399.9	394.2

Diluted earnings per share attributable to IHS Markit Ltd.	$0.10	$0.26	$0.73	$1.13
Weighted average shares used in computing diluted earnings per share	410.9	405.1	409.4	406.8

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Net income	$39.2	$103.5	$297.1	$458.4
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	(0.7)	0.9	(4.1)	6.7
Net pension liability adjustment (2)	—	0.6	—	0.6
Foreign currency translation adjustment	(115.6)	(78.5)	(155.6)	(137.0)
Total other comprehensive loss	(116.3)	(77.0)	(159.7)	(129.7)
Comprehensive (loss) income	$(77.1)	$26.5	$137.4	$328.7
Comprehensive loss attributable to noncontrolling interest	0.9	1.0	2.5	2.1
Comprehensive (loss) income attributable to IHS Markit Ltd.	$(76.2)	$27.5	$139.9	$330.8
(1) Net of tax benefit (expense) of $0.1 million; $(0.2) million; $0.9 million, and $(1.6) million for the three and nine months ended August 31, 2019 and 2018, respectively.
(2) Net of tax expense of $0.2 million for the three and nine months ended August 31, 2018.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine months ended August 31,
	2019	2018
Operating activities:
Net income	$297.1	$458.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	431.0	395.7
Stock-based compensation expense	167.3	172.1
Gain on sale of assets	(113.0)	—
Net periodic pension and postretirement expense	0.7	(6.6)
Undistributed earnings of affiliates, net	0.2	—
Pension and postretirement contributions	(1.1)	(2.2)
Deferred income taxes	109.9	(203.2)
Change in assets and liabilities:
Accounts receivable, net	(17.5)	27.9
Other current assets	(52.7)	(14.1)
Accounts payable	(14.5)	(13.3)
Accrued expenses	10.2	(10.4)
Income tax	106.6	34.0
Deferred revenue	39.0	33.4
Other liabilities	62.4	60.3
Net cash provided by operating activities	1,025.6	932.0
Investing activities:
Capital expenditures on property and equipment	(199.9)	(168.5)
Acquisitions of businesses, net of cash acquired	(128.4)	(1,881.4)
Proceeds from sale of assets	159.2	—
Change in other assets	(9.3)	(7.4)
Settlements of forward contracts	(28.1)	(6.9)
Net cash used in investing activities	(206.5)	(2,064.2)
Financing activities:
Proceeds from borrowings	1,984.9	4,599.9
Repayment of borrowings	(2,613.0)	(2,721.6)
Payment of debt issuance costs	(12.3)	(30.9)
Payments for purchase of noncontrolling interests	—	(7.7)
Proceeds from noncontrolling interests	12.5	—
Contingent consideration payments	(2.2)	(43.0)
Proceeds from the exercise of employee stock options	134.1	162.4
Payments related to tax withholding for stock-based compensation	(65.9)	(85.6)
Repurchases of common shares	(200.0)	(672.5)
Net cash (used in) provided by financing activities	(761.9)	1,201.0
Foreign exchange impact on cash balance	(53.1)	(48.2)
Net increase in cash and cash equivalents	4.1	20.6
Cash and cash equivalents at the beginning of the period	120.0	133.8
Cash and cash equivalents at the end of the period	$124.1	$154.4

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2017 (Audited)	399.2	$4.7	$7,612.1	$(1,745.0)	$2,217.6	$(85.0)	$8,004.4	$19.1
Repurchases of common shares	(3.9)			(172.5)			(172.5)
Share-based award activity	2.1		(56.8)	28.2			(28.6)
Option exercises	2.4		56.5				56.5
Net income (loss)					241.3		241.3	(0.6)
Impact of the Tax Cuts and Jobs Act of 2017					5.9	(5.9)	—
Purchase of noncontrolling interests							—	(10.1)
Other comprehensive income						61.2	61.2
Balance at February 28, 2018	399.8	4.7	7,611.8	(1,889.3)	2,464.8	(29.7)	8,162.3	8.4
Repurchases of common shares	(10.3)	—	—	(500.0)	—	—	(500.0)	—
Share-based award activity	—	—	(49.1)	100.1	—	—	51.0	—
Option exercises	2.5	—	54.6	—	—	—	54.6	—
Net income (loss)	—	—	—	—	114.7	—	114.7	(0.5)
Other comprehensive loss	—	—	—	—	—	(113.9)	(113.9)	—
Balance at May 31, 2018	392.0	$4.7	$7,617.3	$(2,289.2)	$2,579.5	$(143.6)	$7,768.7	$7.9
Repurchases of common shares		—	—		—	—	—	—
Share-based award activity	0.2	—	(35.6)	78.5	—	—	42.9	—
Option exercises	2.0	—	52.5	—	—	—	52.5	—
Net income (loss)	—	—	—	—	104.5	—	104.5	(1.0)
Other comprehensive loss	—	—	—	—	—	(77.0)	(77.0)	—
Balance at August 31, 2018	394.2	$4.7	$7,634.2	$(2,210.7)	$2,684.0	$(220.6)	$7,891.6	$6.9

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2018 (Audited)	397.1	$4.7	$7,680.4	$(2,108.8)	$2,743.1	$(298.9)	$8,020.5	$5.9
Adjustment to opening retained earnings related to adoption of ASC Topic 606					56.0		56.0
Share-based award activity	1.7	0.1	8.5	(18.0)	(2.4)		(11.8)
Option exercises	0.9		23.7				23.7
Net income (loss)					109.7		109.7	(0.7)
Issuance of noncontrolling interests							—	12.5
Other comprehensive income						134.2	134.2
Balance at February 28, 2019	399.7	4.8	7,712.6	(2,126.8)	2,906.4	(164.7)	8,332.3	17.7
Share-based award activity	0.2	—	0.5	50.5	(1.4)	—	49.6	—
Option exercises	1.2	—	32.3	—	—	—	32.3	—
Net income (loss)	—	—	—	—	149.8	—	149.8	(0.9)
Other comprehensive loss	—	—	—	—	—	(177.6)	(177.6)	—
Balance at May 31, 2019	401.1	$4.8	$7,745.4	$(2,076.3)	$3,054.8	$(342.3)	$8,386.4	$16.8
Repurchases of common shares	(3.1)	—	—	(200.0)	—	—	(200.0)	—
Share-based award activity	—	—	(79.3)	124.8	(0.2)	—	45.3	—
Option exercises	3.0	—	79.5	—	—	—	79.5	—
Net income (loss)	—	—	—	—	40.1	—	40.1	(0.9)
Other comprehensive loss	—	—	—	—	—	(116.3)	(116.3)	—
Balance at August 31, 2019	401.0	$4.8	$7,745.6	$(2,151.5)	$3,094.7	$(458.6)	$8,235.0	$15.9
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

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year. Another example is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2019.

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

For the three and nine months ended August 31, 2019, the adoption of ASC Topic 606 did not result in a material difference between what we reported under ASC Topic 606 and what we would have reported under ASC Topic 605.

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

The following table presents our revenue by transaction type (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Recurring fixed revenue	$799.9	$717.7	$2,352.3	$2,099.1
Recurring variable revenue	144.4	124.8	425.4	367.8
Non-recurring revenue	168.0	158.5	516.5	474.5
Total revenue	$1,112.3	$1,001.0	$3,294.2	$2,941.4

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $40.7 million as of August 31, 2019 and $29.8 million as of December 1, 2018, and are recorded in accounts receivable, net, in the consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. As of August 31, 2019 and December 1, 2018, we had contract liabilities of $896.5 million and $858.0 million, respectively, which are recorded as deferred revenue in the consolidated balance sheets. The increase in contract liabilities from December 1, 2018 to August 31, 2019 was primarily due to billings of $2,605.3 million that were paid in advance or due from customers, partially offset by $2,557.6 million of revenue recognized for the nine months ended August 31, 2019 and a $9.2 million net reduction in contract liabilities associated with the Agribusiness acquisition and the Technology, Media, & Telecom (“TMT”) market intelligence assets divestiture, as described in Note 2.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, which requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. In July 2018, the FASB issued ASU 2018-11, which provides targeted improvements to ASU 2016-02 by providing an additional optional transition method and a lessor practical expedient for lease and nonlease components. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted. We have determined that we will adopt this standard using the modified retrospective approach and will use the transition relief package of practical expedients. We will not adopt the hindsight practical expedient in determining a lease term and impairment of the right-of-use assets at the adoption date. We are currently developing an inventory of leasing arrangements that will be subject to the new standard and are developing assumptions and processes to use at the transition date and on an ongoing basis. We are still evaluating the impact of this standard on our consolidated financial statements, but believe that the most significant impact of adoption will be the recognition of right-of-use assets and lease liabilities associated with our operating leases.

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

On June 30, 2019, we acquired the Agribusiness Intelligence group from Informa plc for approximately $128 million. The acquisition of the Agribusiness Intelligence group helps strengthen our Resources core end-market by building on our existing data, pricing, insights, forecasting, and news services within our chemical and downstream product offerings, and expands our capability into fertilizers and chemical crop protection while expanding our capabilities in biofuels.

The purchase price allocation for this acquisition is preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation, net of acquired cash, for this acquisition (in millions):

Total
Assets:
Current assets	$10.2
Property and equipment	0.6
Intangible assets	55.4
Goodwill	86.0
Total assets	152.2
Liabilities:
Current liabilities	2.2
Deferred revenue	12.2
Deferred taxes	9.4
Total liabilities	23.8
Purchase price	$128.4

On August 1, 2019, we sold the majority of our TMT market intelligence assets to Informa plc for approximately $150 million. The TMT assets were previously included in our CMS segment. We recognized a gain of approximately $112 million on the sale, which is recorded in other (income) expense, net. The transaction resulted in the divestiture of the following assets and liabilities (in millions):

Current assets	$10.3
Property and equipment	$0.9
Intangible assets	$14.1
Goodwill	$33.4
Current liabilities	$(0.8)
Deferred revenue	$(21.5)

In September 2019, we entered into a definitive agreement to sell our Aerospace & Defense business line to Montagu Private Equity for approximately $470 million. Completion of the transaction is subject to customary closing conditions and regulatory filings and approvals.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2019 and November 30, 2018 (in millions):

	As of August 31, 2019			As of November 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$623.8	$(330.8)	$293.0	$671.0	$(329.6)	$341.4
Customer relationships	3,427.9	(592.9)	2,835.0	3,458.8	(473.3)	2,985.5
Developed technology	923.4	(185.6)	737.8	928.8	(133.1)	795.7
Developed computer software	85.0	(69.7)	15.3	85.0	(63.0)	22.0
Trademarks	494.5	(194.0)	300.5	493.8	(153.6)	340.2
Other	1.1	(1.1)	—	1.1	(1.1)	—
Total intangible assets	$5,555.7	$(1,374.1)	$4,181.6	$5,638.5	$(1,153.7)	$4,484.8

Intangible assets amortization expense was $93.2 million and $283.5 million for the three and nine months ended August 31, 2019, respectively, compared to $89.1 million and $266.7 million for the three and nine months ended August 31, 2018, respectively. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2019 (in millions):

Year	Amount
Remainder of 2019	$92.8
2020	$368.6
2021	$363.8
2022	$345.3
2023	$334.2
Thereafter	$2,676.9

Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2018 to August 31, 2019 was due to current year amortization, the addition of the Agribusiness intangible assets, and the sale of the TMT market intelligence intangible assets.

4.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of August 31, 2019 and November 30, 2018 (in millions):

	August 31, 2019	November 30, 2018
2018 revolving facility	$413.0	$1,108.0
2018 term loan:
Tranche A-1	—	574.0
Tranche A-2	—	481.3
364-day credit agreement	—	250.0
5.00% senior notes due 2022	750.0	750.0
4.125% senior notes due 2023	498.9	498.6
3.625% senior notes due 2024	398.9	—
4.75% senior notes due 2025	812.3	813.8
4.00% senior notes due 2026	500.0	500.0
4.75% senior notes due 2028	747.5	747.3
4.25% senior notes due 2029	974.8	—
Debt issuance costs	(50.0)	(51.2)
Capital leases	7.0	7.3
Total debt	$5,052.4	$5,679.1
Current portion	(1.2)	(789.9)
Total long-term debt	$5,051.2	$4,889.2

2018 revolving facility. On June 25, 2018, we entered into a $2.0 billion senior unsecured revolving credit agreement (“2018 revolving facility”). Borrowings under the 2018 revolving facility mature in June 2023. The interest rates for borrowings under the 2018 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.125 percent to 0.30 percent based upon our credit rating. The obligations under the 2018 revolving facility are not guaranteed by any of our subsidiaries. We had approximately $1.2 million of outstanding letters of credit under the 2018 revolving facility as of August 31, 2019, which reduced the available borrowing under the facility by an equivalent amount.

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

364-Day Credit Agreement. In June 2018, we entered into a 364-day credit agreement (the “364-Day Credit Agreement”) for a term loan credit facility in an aggregate principal amount of $1.855 billion, which became available to be borrowed upon the satisfaction of certain conditions precedent, including the concurrent completion of our acquisition of Ipreo. On August 2, 2018, concurrent with the completion of our acquisition of Ipreo, we borrowed $250.0 million under the 364-Day Credit Agreement. The unutilized balance of the commitment terminated upon completion of the acquisition. The interest rates for borrowings under the 364-Day Credit Agreement were the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our credit rating. The spread over LIBOR was subject to a 0.25 percent step-up on the 180th day following the closing date of the agreement and a 0.50 percent step-up on the 270th day following the closing date. The obligations under the 364-Day Credit Agreement were not guaranteed by any of our subsidiaries. The 364-Day Credit Agreement had certain financial and other covenants that were consistent with the covenants contained in the 2018 revolving facility and the 2018 term loan, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which was defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms were defined in the 364-Day Credit Agreement. On January 7, 2019, we repaid the 364-Day Credit Agreement using cash on hand and borrowings under the revolving credit facility.

As of August 31, 2019, we had approximately $413 million of outstanding borrowings under the 2018 revolving facility at a current weighted average annual interest rate of 4.28 percent, including the effect of the interest rate swaps described in Note 5.

2019 364-Day Credit Agreement. In September 2019, we entered into a 364-day credit agreement (the “2019 364-Day Credit Agreement”) for a term loan credit facility in an aggregate principal amount of $250.0 million. The interest rate for borrowing under the 2019 364-Day Credit Agreement is the applicable LIBOR plus a spread of 0.75 percent. The obligations under the 2019 364-Day Credit Agreement are not guaranteed by any of our subsidiaries. The 2019 364-Day Credit Agreement has certain financial and other covenants that are consistent with the covenants contained in the 2018 revolving facility, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms were defined in the 2019 364-Day Credit Agreement.

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

The 5% Notes due 2022 bear interest at a fixed rate of 5.00 percent and mature on November 1, 2022. Interest on the 5% Notes due 2022 is due semiannually on May 1 and November 1 of each year. We may redeem the 5% Notes due 2022 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes due 2022. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 5% Notes due 2022 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 5% Notes due 2022 as of August 31, 2019 was approximately $800.4 million.

4.125% senior notes due 2023 (“4.125% Notes due 2023”). In July 2018, we issued $500 million aggregate principal amount of senior unsecured notes due 2023 in a registered offering under the Securities Act. The 4.125% Notes due 2023 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.125% Notes due

2023 bear interest at a fixed rate of 4.125 percent and mature on August 1, 2023. Interest on the 4.125% Notes due 2023 is due semiannually on February 1 and August 1 of each year. The notes were issued at a discount which represented a price to the public of 99.707 percent of the principal amount. We may redeem the 4.125% Notes due 2023 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.125% Notes due 2023. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.125% Notes due 2023 as of August 31, 2019 was approximately $528.3 million.

3.625% senior notes due 2024 (“3.625% Notes due 2024”). In April 2019, we issued $400 million aggregate principal amount of senior unsecured notes due 2024 in a registered offering under the Securities Act. The 3.625% Notes due 2024 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 3.625% Notes due 2024 bear interest at a fixed rate of 3.625 percent and mature on May 1, 2024. Interest on the 3.625% Notes due 2024 is due semiannually on May 1 and November 1 of each year. The notes were issued at a discount which represented a price to the public of 99.686 percent of the principal amount. We may redeem the 3.625% Notes due 2024 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 3.625% Notes due 2024. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 3.625% Notes due 2024 as of August 31, 2019 was approximately $417.4 million.

4.75% senior notes due 2025 (“4.75% Notes due 2025”). In February 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2025 in an offering not subject to the registration requirements of the Securities Act. In July 2017, we issued an additional $300 million aggregate principal amount of the 4.75% Notes due 2025 at a $16.5 million premium, resulting in an effective interest rate of 3.88 percent. The 4.75% Notes due 2025 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.75% Notes due 2025 bear interest at a fixed rate of 4.75 percent and mature on February 15, 2025. Interest on the 4.75% Notes due 2025 is due semiannually on February 15 and August 15 of each year. We may redeem the 4.75% Notes due 2025 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 4.75% Notes due 2025. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 4.75% Notes due 2025 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 4.75% Notes due 2025 as of August 31, 2019 was approximately $873.6 million.

4.00% senior notes due 2026 (“4% Notes due 2026”). In December 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2026 in an offering not subject to the registration requirements of the Securities Act. The 4% Notes due 2026 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4% Notes due 2026 bear interest at a fixed rate of 4.00 percent and mature on March 1, 2026. Interest on the 4% Notes due 2026 is due semiannually on March 1 and September 1 of each year. We may redeem the 4% Notes due 2026 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4% Notes due 2026. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. In connection with the entry into the 2018 revolving facility and 2018 term loan, each guarantor of the 4% Notes due 2026 was released from its guarantees pursuant to the terms of the indenture under which such notes were issued. The fair value of the 4% Notes due 2026 as of August 31, 2019 was approximately $534.1 million.

4.75% senior notes due 2028 (“4.75% Notes due 2028”). In July 2018, we issued $750 million aggregate principal amount of senior unsecured notes due 2028 in a registered offering under the Securities Act. The 4.75% Notes due 2028 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.75% Notes due 2028 bear interest at a fixed rate of 4.75 percent and mature on August 1, 2028. Interest on the 4.75% Notes due 2028 is due semiannually on February 1 and August 1 of each year. The 4.75% Notes due 2028 were issued at a discount, which represented a price to the public of 99.628% of the principal amount. We may redeem the 4.75% Notes due 2028 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.75% Notes due 2028. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.75% Notes due 2028 as of August 31, 2019 was approximately $850.2 million.

4.25% senior notes due 2029 (“4.25% Notes due 2029”). In April 2019, we issued $600 million aggregate principal amount of senior unsecured notes due 2029 in a registered offering under the Securities Act. The notes were issued at a discount, which represented a price to the public of 99.422 percent of the principal amount. In August 2019, we issued an additional $350 million aggregate principal amount of the 4.25% Notes due 2029 at a $28.1 million premium, resulting in an effective interest rate of 3.25 percent. The 4.25% Notes due 2029 have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The 4.25% Notes due 2029 bear interest at a fixed rate of 4.25 percent and mature on May 1, 2029. Interest on the 4.25% Notes due 2029 is due semiannually on May 1 and November 1 of each year. We may redeem the 4.25% Notes due 2029 in whole or in part at a redemption price equal to 100 percent of the principal amount of the notes plus the applicable premium, as defined in the indenture governing the 4.25% Notes due 2029. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a change of control triggering event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 4.25% Notes due 2029 as of August 31, 2019 was approximately $1,034.5 million.

As of August 31, 2019, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other (income) expense, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $623.0 million and $500.1 million as of August 31, 2019 and November 30, 2018, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of August 31, 2019 and November 30, 2018, we had assets of zero and $0.2 million, respectively, which were classified within other current assets, and we had liabilities of $6.8 million and $1.6 million, respectively, which were classified within other accrued expenses and other liabilities.

6.	Acquisition-related Costs

During the nine months ended August 31, 2019, we incurred approximately $67.6 million in costs associated with acquisitions and divestitures, of which $46.0 million was performance compensation expense related to the automotiveMastermind (“aM”) acquisition described below, and the remainder was associated with employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees. Approximately $3.5 million of the total charge was allocated to shared services, with $47.0 million of the charge recorded in the Transportation segment, $12.8 million in the Financial Services segment, and the remainder in the Resources and CMS segments.

In September 2017, we acquired aM, a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We will pay cash to acquire these interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that will be remeasured based on changes in the fair value of the equity interests; we have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability as other accrued expenses and other liabilities within the consolidated balance sheets. We currently estimate a compensation expense range of approximately $150 million to $175 million, which is being recognized over a weighted-average recognition period of approximately 3.5 years.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of August 31, 2019 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2018	$2.5	$16.8	$68.7	$88.0
Add: Costs incurred	3.8	—	66.0	69.8
Revision to prior estimates	—	(0.2)	(2.0)	(2.2)
Less: Amount paid	(6.3)	(8.9)	(13.8)	(29.0)
Balance at August 31, 2019	$—	$7.7	$118.9	$126.6

As of August 31, 2019, the $126.6 million remaining liability was primarily in the Transportation segment, with the remainder primarily in the Financial Services and Resources segments. Approximately $110.1 million of the remaining liability is associated with the aM acquisition-related performance compensation liability. We expect that the significant majority of the remaining liability will be paid within the next 12 months.

7.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2019 and August 31, 2018 was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Cost of revenue	$15.6	$15.2	$48.5	$49.9
Selling, general and administrative	38.4	37.3	118.8	122.2
Total stock-based compensation expense	$54.0	$52.5	$167.3	$172.1

No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2019 and August 31, 2018.
As of August 31, 2019, there was $233.9 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.7 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the nine months ended August 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2018	8.8	$41.77
Granted	3.1	$52.98
Vested	(3.5)	$38.44
Forfeited	(0.4)	$47.50
Balance at August 31, 2019	8.0	$47.36

The total fair value of RSUs and RSAs that vested during the nine months ended August 31, 2019 was $183.0 million.
Stock Options. The following table summarizes stock option award activity during the nine months ended August 31, 2019, as well as stock options that are vested and expected to vest and stock options exercisable as of August 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2018	15.7	$26.61
Exercised	(5.2)	$26.31
Forfeited	—	$—
Balance at August 31, 2019	10.5	$26.76	1.1	408.6
Vested and expected to vest at August 31, 2019	10.5	$26.76	1.1	408.4
Exercisable at August 31, 2019	10.0	$26.67	1.0	390.3

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on August 31, 2019 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on August 31, 2019. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the nine months ended August 31, 2019 was approximately $173.1 million.

8.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

On June 14, 2019, the U.S. Treasury Department and the U.S. Internal Revenue Service released final temporary regulations related to the Tax Cuts and Jobs Act (“temporary tax regulations”) related to the foreign dividends received deduction and global intangible low-taxed income. The temporary tax regulations contained language that modified certain provisions of the Tax Cuts and Jobs Act and previously issued guidance. The temporary tax regulations are effective retroactively to our 2018 tax year and purport to cause certain intercompany transactions we engaged in during 2018 to produce taxable income as “subpart F income” for our U.S. subsidiary. We have recorded the impacts of the temporary tax regulations in our results for the three and nine months ended August 31, 2019. This resulted in an additional one-time net tax expense of approximately $200 million. In the fourth quarter of 2019, we made filings which we expect will reduce a portion of this expense.

Our effective tax rate for the three and nine months ended August 31, 2019 was 86 percent and 47 percent, respectively, compared to 7 percent and negative 38 percent, respectively, for the three and nine months ended August 31, 2018. The high 2019 tax rates are primarily due to the additional one-time tax expense associated with U.S. tax reform described above, partially offset by excess tax benefits on stock-based compensation of approximately $20 million and $38 million, respectively. The low or negative 2018 tax rates were primarily due to tax benefits associated with U.S. tax reform of approximately $136 million in the first quarter of 2018, and excess tax benefits on stock-based compensation of approximately $9 million and $40 million, respectively, for the three and nine months ended August 31, 2018.

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

10.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and nine months ended August 31, 2019 and August 31, 2018 were calculated as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Weighted-average shares outstanding:
Shares used in basic EPS calculation	401.2	393.0	399.9	394.2
Effect of dilutive securities:
RSUs/RSAs	2.9	3.1	2.5	3.3
Stock options	6.8	9.0	7.0	9.3
Shares used in diluted EPS calculation	410.9	405.1	409.4	406.8

Share Repurchase Programs

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (“ASR”) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of August 31, 2019, we had $806.9 million remaining available to repurchase under the program.

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

In July 2019, we entered into and funded a $200 million ASR agreement with a scheduled termination date in August 2019. Upon funding of the ASR, we received an initial delivery of 2.478 million shares. At the completion of the ASR in August 2019, we received an additional 0.637 million shares.

In September 2019, we funded a $300 million ASR agreement with a scheduled termination date in the fourth quarter of 2019. Upon funding of the ASR, we received an initial delivery of 3.658 million shares. The total number of shares ultimately to be repurchased under this ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount. At final settlement, we may be entitled to receive additional shares, or, under certain limited circumstances, be required to deliver shares to the relevant ASR counterparty.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three and nine months ended August 31, 2018 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2017	$(68.1)	$(13.0)	$(3.9)	$(85.0)
Other comprehensive income before reclassifications	56.4	—	3.6	60.0
Reclassifications from AOCI to income	—	—	1.2	1.2
Reclassifications from AOCI to retained earnings	—	(1.7)	(4.2)	(5.9)
Balance at February 28, 2018	$(11.7)	$(14.7)	$(3.3)	$(29.7)
Other comprehensive (loss) income before reclassifications	(114.9)	—	0.2	(114.7)
Reclassifications from AOCI to income	—	—	0.8	0.8
Balance at May 31, 2018	$(126.6)	$(14.7)	$(2.3)	$(143.6)
Other comprehensive (loss) income before reclassifications	(78.5)	0.6	0.5	(77.4)
Reclassifications from AOCI to income	—	—	0.4	0.4
Balance at August 31, 2018	$(205.1)	$(14.1)	$(1.4)	$(220.6)

The following table summarizes the changes in AOCI by component (net of tax) for the three and nine months ended August 31, 2019 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2018	$(288.5)	$(9.9)	$(0.5)	$(298.9)
Other comprehensive income (loss) before reclassifications	135.7	—	(1.7)	134.0
Reclassifications from AOCI to income	—	—	0.2	0.2
Balance at February 28, 2019	$(152.8)	$(9.9)	$(2.0)	$(164.7)
Other comprehensive loss	(175.7)	—	(1.9)	(177.6)
Balance at May 31, 2019	$(328.5)	$(9.9)	$(3.9)	$(342.3)
Other comprehensive loss	(115.6)	—	(1.0)	(116.6)
Reclassifications from AOCI to income	—	—	0.3	0.3
Balance at August 31, 2019	$(444.1)	$(9.9)	$(4.6)	$(458.6)

12.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Resources, Transportation, CMS, and Financial Services. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and nine months ended August 31, 2019 and August 31, 2018. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Revenue
Resources	$230.0	$211.5	$696.2	$653.8
Transportation	314.9	297.0	921.6	862.9
CMS	138.6	137.3	405.5	413.8
Financial Services	428.8	355.2	1,270.9	1,010.9
Total revenue	$1,112.3	$1,001.0	$3,294.2	$2,941.4

Adjusted EBITDA
Resources	$100.8	$85.1	$303.2	$270.5
Transportation	134.2	128.1	385.1	362.5
CMS	31.1	30.3	89.8	92.0
Financial Services	199.1	156.3	587.9	457.5
Shared services	(12.3)	(9.3)	(40.0)	(34.6)
Total Adjusted EBITDA	$452.9	$390.5	$1,326.0	$1,147.9

Reconciliation to the consolidated statements of operations:
Interest income	0.6	0.9	1.6	2.5
Interest expense	(63.2)	(56.7)	(195.9)	(158.3)
(Provision) benefit for income taxes	(240.6)	(7.9)	(263.9)	126.7
Depreciation	(51.5)	(45.0)	(147.5)	(129.0)
Amortization related to acquired intangible assets	(93.2)	(89.1)	(283.5)	(266.7)
Stock-based compensation expense	(54.0)	(52.5)	(167.3)	(172.1)
Restructuring charges	(1.1)	(0.4)	(11.0)	(0.4)
Acquisition-related costs	(8.1)	(30.2)	(21.6)	(57.4)
Acquisition-related performance compensation	(15.3)	(11.5)	(46.0)	(37.1)
Loss on debt extinguishment	—	(1.7)	(6.0)	(4.7)
Gain on sale of assets	113.0	—	113.0	—
Pension mark-to-market and settlement gain (expense)	—	7.3	—	7.3
Share of joint venture results not attributable to Adjusted EBITDA	(0.2)	(0.2)	(0.5)	(0.2)
Adjusted EBITDA attributable to noncontrolling interest	0.8	1.0	2.2	2.0
Net income attributable to IHS Markit Ltd.	$40.1	$104.5	$299.6	$460.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To best serve our customers, we are organized into the following four industry-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Economics & Country Risk (“ECR”), and our Technology, Media, & Telecom (“TMT”) benchmarking product offerings; and

•	Financial Services, which includes our financial Information, Processing, and Solutions product offerings, as well as our product offerings from Ipreo.

We believe that this sales and operating model helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Our recurring fixed revenue and recurring variable revenue represented approximately 84 percent of our total revenue for the nine months ended August 31, 2019. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For 2019, we continue to focus our efforts on the following actions:

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

•
Balance capital allocation. As part of our capital allocation focus for the majority of 2019, we have de-levered to our capital policy target leverage ratio of 2.0-3.0x. Over the long term, we expect to balance capital allocation between returning capital to shareholders (through share repurchases and dividends) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position.

In June 2019, we acquired the Agribusiness Intelligence group from Informa plc for approximately $128 million. We expect that the Agribusiness Intelligence group will strengthen our Resources core end-market by building on our existing data, pricing, insights, forecasting, and news services within our chemical and downstream product offerings, and will expand our capability into fertilizers and chemical crop protection while expanding our capabilities in biofuels.

In August 2019, we completed the sale to Informa of the majority of our TMT market intelligence assets for approximately $150 million. In September 2019, we entered into a definitive agreement to sell our Aerospace & Defense business line to Montagu Private Equity for approximately $470 million, subject to customary closing conditions and regulatory filings and approvals. We will continue to evaluate the long-term potential and strategic fit of our asset portfolio.

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

Results of Operations

Total Revenue

Revenue for the three and nine months ended August 31, 2019, increased 11 percent and 12 percent, respectively, compared to the three and nine months ended August 31, 2018. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2019 to the three and nine months ended August 31, 2018.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Third quarter 2019 vs. third quarter 2018	6%	6%	(1)%
Year-to-date 2019 vs. year-to-date 2018	6%	7%	(1)%

We saw solid organic revenue growth in our Transportation, Resources, and Financial Services segments for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018.

Acquisitive revenue growth for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, was primarily due to the Ipreo acquisition in the third quarter of 2018, with lesser impacts from the Agribusiness Intelligence acquisition and the TMT divestiture.

Foreign currency had a negative effect on revenue growth for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018. Due to the extent of our global operations, foreign currency movements could continue to positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2019	2018		2019	2018
Revenue:
Resources	$230.0	$211.5	9%	$696.2	$653.8	6%
Transportation	314.9	297.0	6%	921.6	862.9	7%
CMS	138.6	137.3	1%	405.5	413.8	(2)%
Financial Services	428.8	355.2	21%	1,270.9	1,010.9	26%
Total revenue	$1,112.3	$1,001.0	11%	$3,294.2	$2,941.4	12%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase in revenue
	Third quarter 2019 vs. third quarter 2018			Year-to-date 2019 vs. year-to-date 2018
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources	6%	3%	—%	6%	1%	(1)%
Transportation	7%	—%	(1)%	8%	—%	(1)%
CMS	5%	(4)%	(1)%	—%	(1)%	(1)%
Financial Services	6%	16%	(1)%	5%	22%	(1)%

Resources revenue for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, experienced positive organic revenue growth, with 5 percent recurring revenue growth for both the three and nine months ended August 31, 2019, and 15 percent and 13 percent non-recurring revenue growth, respectively, for the three and nine months ended August 31, 2019. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, grew at a 4 percent rate on a trailing annual basis, reflecting a stabilization of energy industry trends. Our nonrecurring revenue growth was led by continued strength in our software offerings and a successful CERAWeek conference event in the second quarter of 2019.

Transportation revenue for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, continued to experience strong organic growth, with 10 percent recurring revenue growth for both the three and nine months ended August 31, 2019, led by CARFAX’s used car listing and vehicle history report product offerings, automotive powertrain and compliance product offerings, and continued growth in automotiveMastermind revenue from additional automotive brands and ongoing product enhancements. Non-recurring organic revenue growth was flat and 3 percent, respectively, for the three and nine months ended August 31, 2019, reflecting lower recall and digital marketing revenues. Our automotive product offerings continue to provide the largest contribution to Transportation revenue growth, as our diversification in used and new car product offerings continues to provide balanced opportunities for growth.

CMS revenue for the three months ended August 31, 2019, compared to the three months ended August 31, 2018, increased 5 percent organically, which was primarily due to the current year BPVC release; after normalizing for BPVC, organic growth declined 1 percent for the comparative three-month periods. CMS organic revenue growth for the nine months ended August 31, 2019 was flat compared to the nine months ended August 31, 2018; after normalizing for BPVC, organic growth declined 1 percent for the comparative nine-month periods, primarily driven by the non-renewal of a contract in our TMT benchmarking product offerings.

Financial Services revenue for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, increased organically primarily from strength in both our Information and Solutions product offerings. Within our Information product offerings, revenue growth was led by our core pricing, valuation, and index offerings, and within our Solutions product offerings, revenue growth was led by our enterprise data management and our corporate actions offerings. Within our Processing product offerings, organic revenue growth was flat due to reduced levels of primary loan issuance, offset by continued improvement in derivatives processing. The Ipreo acquisition in the third quarter of 2018 provided the acquisitive growth and one month of organic revenue growth, with a rebound in second- and third-quarter 2019 global capital markets activity providing sequentially stronger revenue in the second and third quarters of 2019, compared to the first quarter of 2019. Ipreo’s Private Capital Markets product offerings continued their strong double-digit growth performance, and Corporate Solutions product offerings have also performed well throughout 2019.

Revenue by Transaction Type

	Three months ended August 31,		Percentage change		Nine months ended August 31,		Percentage change
(in millions, except percentages)	2019	2018	Total	Organic	2019	2018	Total	Organic
Revenue:
Recurring fixed	$799.9	$717.7	11%	7%	$2,352.3	$2,099.1	12%	6%
Recurring variable	144.4	124.8	16%	5%	425.4	367.8	16%	3%
Non-recurring	168.0	158.5	6%	4%	516.5	474.5	9%	7%
Total revenue	$1,112.3	$1,001.0	11%	6%	$3,294.2	$2,941.4	12%	6%

As a percent of total revenue:
Recurring fixed	72%	72%			71%	71%
Recurring variable	13%	12%			13%	13%
Non-recurring	15%	16%			16%	16%

Recurring fixed revenue organic growth increases of 7 percent and 6 percent for the three and nine months ended August 31, 2019, respectively, compared to the three and nine months ended August 31, 2018, were largely due to contributions from our Transportation, Financial Services, and Resources recurring offerings, and flat organic growth in CMS. Recurring variable revenue was composed entirely of Financial Services revenue.

The non-recurring organic revenue increases for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, was primarily due to strength in Solutions product offerings within the Financial Services segment, with positive contributions also coming from the Resources segment for both periods and from the Transportation segment for the first and second quarters of 2019. Third quarter 2019 non-recurring organic revenue growth also benefited from $8 million in sales of the most current BPVC engineering standard in the CMS segment, which was released in the third quarter of 2019.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2019	2018		2019	2018
Operating expenses:
Cost of revenue	$419.7	$375.3	12%	$1,247.5	$1,086.6	15%
SG&A expense	295.4	287.7	3%	889.0	877.2	1%
Total cost of revenue and SG&A expense	$715.1	$663.0	8%	$2,136.5	$1,963.8	9%

Depreciation and amortization expense	$144.7	$134.1	8%	$431.0	$395.7	9%

As a percent of revenue:
Total cost of revenue and SG&A expense	64%	66%		65%	67%
Depreciation and amortization expense	13%	13%		13%	13%

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

Within our cost of revenue and SG&A expense, stock-based compensation expense increased by approximately $2 million and decreased $5 million for the three and nine months ended August 31, 2019, respectively, compared to the three and nine months ended August 31, 2018.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, depreciation and amortization expense increased on an absolute basis primarily because of the Ipreo acquisition, but was flat on a percentage of revenue basis.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the nine months ended August 31, 2019, we recorded approximately $67.6 million of direct and incremental costs associated with acquisition and divestiture activities, primarily for performance compensation expense related to the aM acquisition (approximately $46.0 million), but also including employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees.

Segment Adjusted EBITDA

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2019	2018		2019	2018
Adjusted EBITDA:
Resources	$100.8	$85.1	18%	$303.2	$270.5	12%
Transportation	134.2	128.1	5%	385.1	362.5	6%
CMS	31.1	30.3	3%	89.8	92.0	(2)%
Financial Services	199.1	156.3	27%	587.9	457.5	29%
Shared services	(12.3)	(9.3)		(40.0)	(34.6)
Total Adjusted EBITDA	$452.9	$390.5	16%	$1,326.0	$1,147.9	16%

As a percent of segment revenue:
Resources	44%	40%		44%	41%
Transportation	43%	43%		42%	42%
CMS	22%	22%		22%	22%
Financial Services	46%	44%		46%	45%

For the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, Adjusted EBITDA increased primarily due to the Ipreo acquisition and the leverage in our business model, as incremental revenue drives higher margins. We continue to focus our efforts on organic revenue growth, cost management, and the Ipreo integration to improve overall margins. The increases in Adjusted EBITDA for the Resources and Transportation segments were due to organic revenue growth within the respective segment, while the Financial Services segment Adjusted EBITDA continued to increase because of organic revenue growth and the contribution from the Ipreo acquisition.

As a percentage of revenue, total Adjusted EBITDA continued to improve due to margin expansion from revenue growth and continued integration and business leveraging efforts. Resources Adjusted EBITDA margins increased due to revenue growth, and Financial Services Adjusted EBITDA margin increased due to organic revenue growth, partially offset by the Ipreo acquisition.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

On June 14, 2019, the U.S. Treasury Department and the U.S. Internal Revenue Service released final temporary regulations related to the Tax Cuts and Jobs Act (“temporary tax regulations”) related to the foreign dividends received deduction and global intangible low-taxed income. The temporary tax regulations contained language that modified certain provisions of the Tax Cuts and Jobs Act and previously issued guidance. The temporary tax regulations are effective retroactively to our 2018 tax year and purport to cause certain intercompany transactions we engaged in during 2018 to produce taxable income as “subpart F income” for our U.S. subsidiary. We have recorded the impacts of the temporary tax regulations in our results for the three and nine months ended August 31, 2019. This resulted in an additional one-time net tax expense of approximately $200 million. In the fourth quarter of 2019, we made filings which we expect will reduce this expense by approximately $50 million, to a one-time net tax expense of approximately $150 million for 2019. We intend to follow the temporary tax regulations in filing our U.S. income tax returns for the 2018 tax year. However, we are continuing to monitor potential legal challenges to the validity of the temporary tax regulations and are not conceding that the temporary tax regulations were validly issued.

Our effective tax rate for the three and nine months ended August 31, 2019 was 86 percent and 47 percent, respectively, compared to 7 percent and negative 38 percent, respectively, for the three and nine months ended August 31, 2018. The high 2019 tax rates are primarily due to the additional one-time tax expense associated with U.S. tax reform described above, partially offset by excess tax benefits on stock-based compensation of approximately $20 million and $38 million, respectively. The low or negative 2018 tax rates were primarily due to tax benefits associated with U.S. tax reform of approximately $136 million in the first quarter of 2018, and excess tax benefits on stock-based compensation of approximately $9 million and $40 million, respectively, for the three and nine months ended August 31, 2018.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and nine months ended August 31, 2019 and August 31, 2018.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2019	2018		2019	2018
Net income attributable to IHS Markit Ltd.	$40.1	$104.5	(62)%	$299.6	$460.5	(35)%
Interest income	(0.6)	(0.9)		(1.6)	(2.5)
Interest expense	63.2	56.7		195.9	158.3
Provision (benefit) for income taxes	240.6	7.9		263.9	(126.7)
Depreciation	51.5	45.0		147.5	129.0
Amortization	93.2	89.1		283.5	266.7
EBITDA	$488.0	$302.3	61%	$1,188.8	$885.3	34%
Stock-based compensation expense	54.0	52.5		167.3	172.1
Restructuring charges	1.1	0.4		11.0	0.4
Acquisition-related costs	8.1	30.2		21.6	57.4
Acquisition-related performance compensation	15.3	11.5		46.0	37.1
Loss on debt extinguishment	—	1.7		6.0	4.7
Gain on sale of assets	(113.0)	—		(113.0)	—
Pension mark-to-market and settlement (gain) expense	—	(7.3)		—	(7.3)
Share of joint venture results not attributable to Adjusted EBITDA	0.2	0.2		0.5	0.2
Adjusted EBITDA attributable to noncontrolling interest	(0.8)	(1.0)		(2.2)	(2.0)
Adjusted EBITDA	$452.9	$390.5	16%	$1,326.0	$1,147.9	16%
Adjusted EBITDA as a percentage of revenue	40.7%	39.0%		40.3%	39.0%

Our Adjusted EBITDA margin performance for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, increased primarily because of margin flow-through on our organic revenue growth, as well as our continued cost management efforts. The increase was muted by lower Ipreo margins. We expect to continue to drive margin improvement through continued revenue growth, integration, and cost management activities.

Financial Condition

(In millions, except percentages)	As of August 31, 2019	As of November 30, 2018	Dollar change	Percentage change
Accounts receivable, net	$862.7	$792.9	$69.8	9%
Accrued compensation	$167.0	$214.1	$(47.1)	(22)%
Deferred revenue	$896.5	$886.8	$9.7	1%

The increase in accounts receivable was due to increased billing activity in 2019 and the impacts of the adoption of ASC Topic 606. Accrued compensation decreased primarily due to the 2018 bonus payout made in the first quarter of 2019, partially offset by the current year accrual. The increase in deferred revenue was due to increased billings in 2019, partially offset by the transition adjustment to ASC Topic 606 and the net decrease associated with the Agribusiness and TMT market intelligence transactions.

Liquidity and Capital Resources

As of August 31, 2019, we had cash and cash equivalents of $124 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $5.05 billion of debt as of August 31, 2019, consisting primarily of $413 million of revolving facility debt and $4.68 billion of senior notes. As of August 31, 2019, we had approximately $1.59 billion available under our revolving credit facility.

In January 2019, we repaid the 364-Day Credit Agreement using cash on hand and borrowings under the revolving credit facility. In April 2019, we issued $1.0 billion of senior notes and used the proceeds, along with minor additional borrowings under the 2018 revolving facility, to repay all of our term loan debt. In August 2019, we issued an additional $350 million of senior notes and used the proceeds to repay borrowings under the 2018 revolving facility, in-line with our goal of terming out our capital structure. In September 2019, we entered into a 364-day credit agreement for a term loan credit facility in an aggregate principal amount of $250 million and used the proceeds to repay borrowings under the 2018 revolving facility.

Our interest expense for the three and nine months ended August 31, 2019, compared to the three and nine months ended August 31, 2018, increased primarily because of a higher average debt balance due to the Ipreo acquisition, as well as a higher effective interest rate due to an increased amount of longer term fixed-rate debt.

Our Board of Directors has authorized a share repurchase program of up to $3.25 billion of IHS Markit common shares through November 30, 2019, to be funded using our existing cash, cash equivalents, marketable securities and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase (“ASR”) agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of August 31, 2019, we had repurchased approximately $2.44 billion under this authorization; in September 2019, we entered into an ASR to repurchase another $300 million under this authorization.

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

Based on our cash, debt, and cash flow positions, we believe that we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, amount of share repurchases and dividends, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.

Cash Flows

	Nine months ended August 31,
(In millions, except percentages)	2019	2018	Dollar change	Percentage change
Net cash provided by operating activities	$1,025.6	$932.0	$93.6	10%
Net cash used in investing activities	$(206.5)	$(2,064.2)	$1,857.7	(90)%
Net cash (used in) provided by financing activities	$(761.9)	$1,201.0	$(1,962.9)	(163)%

The increase in net cash provided by operating activities was primarily due to improved operating performance and working capital activities, partially offset by higher bonus payments and higher interest payments in the nine months ended August 31, 2019.

The decrease in net cash used in investing activities was primarily due to net cash inflow from acquisition and divestiture activity in 2019 compared to cash outflow for the purchase of Ipreo in 2018.

The change in net cash related to financing activities is primarily due to our efforts to de-lever the company in 2019 following the acquisition of Ipreo in the third quarter of 2018 by reducing debt balances, compared to 2018, when our financing cash inflows were primarily used to fund the Ipreo acquisition.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In millions, except percentages)	2019	2018	Dollar change	Percentage change
Net cash provided by operating activities	$1,025.6	$932.0
Capital expenditures on property and equipment	(199.9)	(168.5)
Free cash flow	$825.7	$763.5	$62.2	8%

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

Borrowings under the 2018 revolving facility are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of August 31, 2019, we had approximately $413 million of floating-rate debt at a 3.57 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $0.1 million ($4.1 million without giving effect to any of our interest rate swaps).

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our 2018 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the period ended May 31, 2019, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our 2018 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the period ended May 31, 2019.

Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union are a source of instability and uncertainty.

The United Kingdom (“U.K.”) held a referendum on June 23, 2016 to determine whether the U.K. should leave the European Union (“E.U.”), or remain as a member state, the outcome of which was in favor of leaving the E.U., which is commonly referred to as “Brexit.” Under Article 50 of the 2009 Lisbon Treaty, the U.K. will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require approval of the European Parliament) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the U.K.) unanimously decides to extend this period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the E.U. In March 2019, the European Council and the U.K. agreed to extend the deadline by which they must agree to a withdrawal agreement to May 22, 2019, and a further extension to October 31, 2019 was agreed in April 2019. There has been limited progress so far in the negotiations and continued uncertainty in the U.K. government which increases the possibility of the U.K. exiting the E.U. on October 31, 2019 without a formal withdrawal agreement in place and of significant market and economic disruption as a result. It is unclear whether they will successfully reach an agreement prior to that date. Regardless of the outcome of the process, Brexit will continue to involve a process of lengthy negotiations between the U.K. and E.U. member states to determine the future terms of the U.K.’s relationship with the E.U. We are headquartered and tax domiciled in the U.K. and conduct business throughout the E.U. primarily through our U.K. subsidiaries. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any arrangements for the U.K. to retain access to E.U. markets either during a transitional period or more permanently. Depending on the final terms of Brexit, we could face new regulatory costs and challenges. For instance, the U.K. could lose access to the E.U. single market and to E.U. trade deals negotiated with other jurisdictions. We may, therefore, be required to move certain operations to other E.U. member states to maintain such access. A decline in trade could affect the attractiveness of the U.K. as a global investment center and have a detrimental impact on U.K. growth. Although we have an international customer base, we could be adversely affected by reduced growth and greater currency and economic volatility in the U.K. Changes to U.K. immigration policy related to Brexit could also affect our business. Although the U.K. would likely retain its diverse pool of talent, London’s role as a global financial center may decline, particularly if financial institutions shift their operations to the E.U. as the U.K. loses the E.U. financial services passport. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
June 1 - June 30, 2019:
Employee transactions (2)	897	$59.32	N/A	N/A
July 1 - July 31, 2019:
Employee transactions (2)	42,672	$64.62	N/A	N/A
Accelerated share repurchase program (1)(3)	2,477,547	64.21	2,477,547	806.9
August 1 - August 31, 2019:
Employee transactions (2)	5,362	$63.65	N/A	N/A
Accelerated share repurchase program (3)	637,208	$64.21	637,208	806.9
Total share repurchases	3,163,686	$64.21	3,114,755

For the third quarter of 2019, we repurchased approximately $203 million of common shares, including $200 million in open market share repurchases (described in notes (1) and (3) below), and approximately $3 million in employee transactions (described in note (2) below).

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

(3) In July 2019, we funded a $200 million accelerated share repurchase (ASR) agreement with a scheduled termination date in the third quarter of 2019. Upon funding of the ASR, we received an initial delivery of 2.478 million shares. At the completion of the ASR in August 2019, we received an additional 0.637 million shares. The average price paid per share presented above reflects the average price for the 3.115 million total shares repurchased through the ASR.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $40,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $50,000 in gross revenue for GTIS in the third quarter of 2019 and would have represented approximately 0.01 percent of our third quarter 2019 consolidated revenues and approximately 0.01 percent of our third quarter 2019 gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

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

4.3	Form of 4.250% Senior Note due 2029 (included in Exhibit 4.2)
10.1+*	Non-Employee Director Equity Compensation Policy (Effective December 1, 2019)
10.2+*	Summary of 2020 Non-Employee Director Compensation Program (Effective December 1, 2019)
10.3+*	Executive Retirement Policy
10.4
Credit Agreement, dated as of September 13, 2019, by and among IHS Markit Ltd., as the Borrower, the lenders party thereto and PNC Bank, National Association, as Administrative Agent and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on September 19, 2019)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL

* Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2019.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer