Form 10-Q
period 2020-02-29
IHS Markit Ltd.
filed 2020-03-24
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of February 29, 2020, there were 398,916,408 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions such as acquisitions, joint ventures, and dispositions, the anticipated benefits therefrom, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; anticipated levels of indebtedness, capital allocation, dividends, and share repurchases in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: operating in competitive markets, economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to manage fraudulent or unpermitted data access or other cyber-security or privacy breaches; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third-party service providers; legislative, regulatory, and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of our operations; our ability to retain and hire qualified personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities; and the COVID-19 pandemic. These risks, as well as other risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements, are more fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating, or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to our management and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	February 29, 2020	November 30, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$143.9	$111.5
Accounts receivable, net	979.7	890.7
Deferred subscription costs	88.9	72.1
Assets held for sale	—	115.3
Other current assets	125.8	118.2
Total current assets	1,338.3	1,307.8
Non-current assets:
Property and equipment, net	681.1	658.2
Intangible assets, net	4,063.5	4,169.0
Operating lease right-of-use assets, net	364.5	—
Goodwill	9,819.0	9,836.3
Deferred income taxes	17.8	17.8
Other	95.9	98.1
Total non-current assets	15,041.8	14,779.4
Total assets	$16,380.1	$16,087.2
Liabilities and equity
Current liabilities:
Short-term debt	$251.1	$251.1
Accounts payable	32.6	59.7
Accrued compensation	84.5	215.2
Other accrued expenses	440.9	479.1
Income tax payable	24.4	58.5
Deferred revenue	1,029.7	879.7
Operating lease liabilities	59.3	—
Liabilities held for sale	—	25.9
Total current liabilities	1,922.5	1,969.2
Long-term debt, net	4,961.3	4,874.4
Deferred income taxes	682.6	667.2
Operating lease liabilities	335.9	—
Other liabilities	94.7	145.5
Commitments and contingencies
Redeemable noncontrolling interests	14.1	15.1
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 479.7 and 476.3 issued, and 398.9 and 398.3 outstanding at February 29, 2020 and November 30, 2019, respectively	4.8	4.8
Additional paid-in capital	7,724.5	7,769.4
Treasury shares, at cost: 80.8 and 78.0 at February 29, 2020 and November 30, 2019, respectively	(2,757.5)	(2,391.8)
Retained earnings	3,689.4	3,295.0
Accumulated other comprehensive loss	(292.2)	(261.6)
Total shareholders' equity	8,369.0	8,415.8
Total liabilities and equity	$16,380.1	$16,087.2
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended February 29/28,
	2020	2019
Revenue	$1,080.8	$1,046.4
Operating expenses:
Cost of revenue	415.8	399.8
Selling, general and administrative	316.2	300.3
Depreciation and amortization	145.3	142.3
Restructuring charges	4.5	8.2
Acquisition-related costs	0.9	22.8
Other income, net	(372.8)	(2.0)
Total operating expenses	509.9	871.4
Operating income	570.9	175.0
Interest income	0.4	0.4
Interest expense	(61.2)	(66.9)
Net periodic pension and postretirement expense	(21.5)	(0.3)
Non-operating expense, net	(82.3)	(66.8)
Income from continuing operations before income taxes and equity in loss of equity method investees	488.6	108.2
(Provision) benefit for income taxes	(4.3)	0.9
Equity in loss of equity method investees	(0.3)	(0.1)
Net income	484.0	109.0
Net loss attributable to noncontrolling interest	1.0	0.7
Net income attributable to IHS Markit Ltd.	$485.0	$109.7

Basic earnings per share attributable to IHS Markit Ltd.	$1.23	$0.28
Weighted average shares used in computing basic earnings per share	395.7	398.0

Diluted earnings per share attributable to IHS Markit Ltd.	$1.20	$0.27
Weighted average shares used in computing diluted earnings per share	404.1	408.0

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended February 29/28,
	2020	2019
Net income	$484.0	$109.0
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	0.1	(1.5)
Net pension liability adjustment (2)	4.9	—
Foreign currency translation adjustment	(35.6)	135.7
Total other comprehensive income (loss)	(30.6)	134.2
Comprehensive income	$453.4	$243.2
Comprehensive loss attributable to noncontrolling interest	1.0	0.7
Comprehensive income attributable to IHS Markit Ltd.	$454.4	$243.9

(1) Net of tax (expense) benefit of ($0.0) million and $0.4 million for the three months ended February 29, 2020, and February 28, 2019, respectively.
(2) Net of tax expense of $2.1 million for the three months ended February 29, 2020.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three months ended February 29/28,
	2020	2019
Operating activities:
Net income	$484.0	$109.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	145.3	142.3
Stock-based compensation expense	82.6	59.7
Gain on sale of assets	(372.3)	—
Payments for acquisition-related performance compensation	(75.9)	—
Net periodic pension and postretirement expense	21.5	0.3
Undistributed earnings of affiliates, net	0.2	—
Pension and postretirement contributions	(8.2)	(0.5)
Deferred income taxes	15.1	(23.4)
Change in assets and liabilities:
Accounts receivable, net	(89.8)	(155.7)
Other current assets	(41.0)	(51.5)
Accounts payable	(21.5)	4.0
Accrued expenses	(142.0)	(78.6)
Income tax	(40.0)	3.3
Deferred revenue	151.8	162.9
Other liabilities	9.7	16.2
Net cash provided by operating activities	119.5	188.0
Investing activities:
Capital expenditures on property and equipment	(78.0)	(63.2)
Payments to acquire cost- and equity-method investments	(3.6)	(5.1)
Proceeds from sale of assets	466.2	—
Change in other assets	(0.1)	(1.9)
Settlements of forward contracts	2.5	1.4
Net cash provided by (used in) investing activities	387.0	(68.8)
Financing activities:
Proceeds from borrowings	293.8	307.0
Repayment of borrowings	(209.1)	(392.9)
Proceeds from noncontrolling interests	—	12.5
Contingent consideration payments	—	(2.2)
Dividends paid	(67.7)	—
Proceeds from the exercise of employee stock options	130.9	25.7
Payments related to tax withholding for stock-based compensation	(110.0)	(62.0)
Repurchases of common shares	(500.0)	—
Net cash used in financing activities	(462.1)	(111.9)
Foreign exchange impact on cash balance	(12.0)	5.9
Net increase in cash and cash equivalents	32.4	13.2
Cash and cash equivalents at the beginning of the period	111.5	120.0
Cash and cash equivalents at the end of the period	$143.9	$133.2

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2018 (Audited)	397.1	$4.7	$7,680.4	$(2,108.8)	$2,743.1	$(298.9)	$8,020.5	$5.9
Adjustment to opening retained earnings related to adoption of ASC Topic 606					56.0		56.0
Share-based award activity	1.7	0.1	8.5	(18.0)	(2.4)		(11.8)
Option exercises	0.9		23.7				23.7
Net income (loss)					109.7		109.7	(0.7)
Issuance of noncontrolling interests							—	12.5
Other comprehensive income						134.2	134.2
Balance at February 28, 2019	399.7	$4.8	$7,712.6	$(2,126.8)	$2,906.4	$(164.7)	$8,332.3	$17.7

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2019 (Audited)	398.3	$4.8	$7,769.4	$(2,391.8)	$3,295.0	$(261.6)	$8,415.8	$15.1
Repurchases of common shares	(6.5)			(500.0)			(500.0)
Share-based award activity	2.2		(175.8)	134.3	$(21.6)		(63.1)
Option exercises	4.9		130.9				130.9
Dividends and dividend equivalents					(69.0)		(69.0)
Net income (loss)					485.0		485.0	(1.0)
Other comprehensive income						(30.6)	(30.6)
Balance at February 29, 2020	398.9	$4.8	$7,724.5	$(2,757.5)	$3,689.4	$(292.2)	$8,369.0	$14.1

See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Markit have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2019. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year (see Note 16 for additional information about this event for 2020). Another example is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2019.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. In July 2018, the FASB issued ASU 2018-11, which provides targeted improvements to ASU 2016-02 by providing an additional optional transition method and a lessor practical expedient for lease and nonlease components. These standards have been codified in the FASB’s Accounting Standards Codification (“ASC”) Topic 842, “Leases.”

We adopted the standard in the first quarter of our fiscal year 2020 using the modified retrospective transition method applied to our lease contracts as of the adoption date. We elected to use the transition relief package of practical expedients, but we did not elect to use the hindsight practical expedient in determining a lease term and impairment of the right-of-use (“ROU”) assets at the adoption date. We did not apply the lease accounting recognition requirements to leases with a term of one year or less.

We utilize operating leases for our various workplaces worldwide, and we also utilize operating leases for our data centers. These leases have remaining terms ranging from one to 12 years, many of which include renewal and early termination options. As of February 29, 2020, we have not considered extension and early termination options in our calculation of the ROU assets and lease liabilities because we do not believe that it is reasonably certain that we will exercise those options. We do not have any significant finance leases.

We determine if an arrangement is a lease at inception. We consider any contract where there is an identified asset that we have the right to control in determining whether the contract contains a lease. An ROU asset represents our right to use an underlying asset for the lease term, and the lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We calculate our incremental borrowing rates by extrapolating our current unsecured bond portfolio across the maturity ladder and adjusting the resultant corporate rate for the estimated spread for a secured borrowing and for foreign currencies, as appropriate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in operating lease right-of-use assets, net, and current and noncurrent operating lease liabilities in the condensed consolidated balance sheets.

The following table shows the cumulative effect of the changes made to the December 1, 2019 consolidated balance sheet for the adoption of ASC Topic 842 related to lease contracts that were in effect at the time of adoption (in millions):

	November 30, 2019	Adjustments due to adoption of ASC Topic 842	December 1, 2019
Other current assets	3.4	(3.4)	—
Operating lease right-of-use assets, net	—	380.7	380.7
Other accrued expenses	(9.6)	9.6	—
Operating lease liabilities, current	—	(63.9)	(63.9)
Operating lease liabilities, noncurrent	—	(350.6)	(350.6)
Other liabilities	(27.6)	27.6	—

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be effective for us in the first quarter of our fiscal year 2021. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

Aerospace & Defense divestiture. On December 2, 2019, we completed the sale of our Aerospace & Defense (“A&D”) business line to Montagu Private Equity for approximately $466 million. The A&D assets were previously included in our Transportation segment. We recognized a gain of approximately $372 million on the sale, subject to final working capital adjustments. The gain is included in other income, net, in the condensed consolidated statements of operations. The transaction resulted in the divestiture of the following assets and liabilities (in millions):

Current assets	$18.9
Property and equipment	$4.5
Intangible assets	$4.2
Goodwill	$87.7
Current liabilities	$(1.1)
Deferred revenue	$(24.8)

automotiveMastermind equity interests acquisition. In September 2017, we acquired aM, a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We agreed to pay cash to acquire the interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability within other accrued expenses and other liabilities in the consolidated balance sheets. In November 2019, the option holders exercised the put provision on 62.5 percent of their remaining 22 percent interest in the business for $75.9 million in cash, which we paid in December 2019. We estimate the compensation expense associated with the remaining equity interests to be approximately $70 to $75 million, of which approximately $29.7 million has been recognized as of February 29, 2020. During the first quarter of 2020, due to a forfeiture and subsequent reallocation of equity interests to the remaining option holders, we reversed previously recognized expense for the forfeited interests, which resulted in negligible total first quarter 2020 acquisition-related performance compensation. We will recognize the expense associated with the reallocated interests over the remaining life of the options, through September 2022.

3.	Revenue

We disaggregate our revenue by segment (as described in Note 15) and by transaction type according to the following categories:

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

The following table presents our revenue by transaction type (in millions):

	Three months ended February 29/28,
	2020	2019
Recurring fixed revenue	$804.1	$767.2
Recurring variable revenue	146.8	136.0
Non-recurring revenue	129.9	143.2
Total revenue	$1,080.8	$1,046.4

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $30.0 million as of February 29, 2020 and $39.8 million as of November 30, 2019, and are recorded in accounts receivable, net, in the consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. Billings represent amounts that were paid in advance or due from customers. We record our contract liabilities as deferred revenue in the consolidated balance sheets.

The following table provides a reconciliation of our contract liabilities as of February 29, 2020 (in millions):

Balance at November 30, 2019	$879.7
Billings	977.3
Revenue recognized	(827.3)
Balance at February 29, 2020	$1,029.7

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

4.	Leases

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for our operating leases for the three months ended February 29, 2020 (in millions):

Three months ended February 29, 2020
Lease cost:
Operating lease cost	$18.9

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$15.8
Weighted-average remaining lease term	8.3 years
Weighted-average discount rate	2.1%

As of February 29, 2020, maturities of operating lease liabilities under non-cancellable arrangements were as follows (in millions):

Year	Amount
Remainder of 2020	$52.2
2021	67.6
2022	53.4
2023	46.8
2024	42.0
Thereafter	166.1
Total future minimum operating lease payments	428.1
Imputed interest	(32.9)
Total operating lease liability	$395.2

5.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 29, 2020 and November 30, 2019 (in millions):

	As of February 29, 2020			As of November 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$3,465.3	$(671.9)	$2,793.4	$3,476.1	$(628.7)	$2,847.4
Developed technology	946.7	(227.5)	719.2	949.6	(208.9)	740.7
Information databases	590.9	(324.1)	266.8	591.6	(310.9)	280.7
Trademarks	486.8	(216.7)	270.1	487.0	(203.0)	284.0
Developed computer software	76.1	(64.7)	11.4	76.3	(62.9)	13.4
Other	4.1	(1.5)	2.6	4.1	(1.3)	2.8
Total intangible assets	$5,569.9	$(1,506.4)	$4,063.5	$5,584.7	$(1,415.7)	$4,169.0

Intangible assets amortization expense was $94.2 million for the three months ended February 29, 2020, compared to $95.7 million for the three months ended February 28, 2019. The following table presents the estimated future amortization expense related to intangible assets held as of February 29, 2020 (in millions):

Year	Amount
Remainder of 2020	$279.7
2021	$368.7
2022	$351.7
2023	$339.5
2024	$320.8
Thereafter	$2,403.1

Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2019 to February 29, 2020 was primarily due to current year amortization.

6.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of February 29, 2020 and November 30, 2019 (in millions):

		February 29, 2020		November 30, 2019
	Maturity Date	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facilities:
2019 revolving facility	November 2024	323.0	323.0	237.0	237.0
2019 credit agreement	September 2020	250.0	250.0	250.0	250.0
Senior Unsecured Notes:
5% senior notes due 2022	November 1, 2022	748.2	806.3	748.2	798.2
4.125% senior notes due 2023	August 1, 2023	499.0	537.2	498.9	528.8
3.625% senior notes due 2024	May 1, 2024	399.0	424.1	398.9	416.4
4.75% senior notes due 2025	February 15, 2025	811.3	888.6	811.8	873.6
4.00% senior notes due 2026	March 1, 2026	500.0	549.9	500.0	530.2
4.75% senior notes due 2028	August 1, 2028	747.7	869.5	747.6	838.4
4.25% senior notes due 2029	May 1, 2029	973.4	1,073.8	974.2	1,026.7
Debt issuance costs		(45.5)	—	(47.7)
Finance leases		6.3		6.6
Total debt		$5,212.4		$5,125.5
Current portion		(251.1)		(251.1)
Total long-term debt		$4,961.3		$4,874.4

2019 revolving facility. On November 29, 2019, we entered into a $1.25 billion senior unsecured revolving credit agreement (“2019 revolving facility”). Subject to certain conditions, the 2019 revolving facility may be expanded by up to an aggregate of $750 million in additional commitments. Borrowings under the 2019 revolving facility mature in November 2024. The interest rates for borrowings under the 2019 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.625 percent, depending upon our corporate credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.10 percent to 0.25 percent based upon our corporate credit rating. We had approximately $1.3 million of outstanding letters of credit under the 2019 revolving facility as of February 29, 2020, which reduced the available borrowing under the facility by an equivalent amount.

2019 credit agreement. In September 2019, we entered into a 364-day credit agreement (the “2019 credit agreement”) for a term loan credit facility in an aggregate principal amount of $250.0 million. The interest rate for borrowing under the 2019 credit agreement is the applicable LIBOR plus a spread of 0.75 percent.

The 2019 revolving facility and the 2019 credit agreement are subject to certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms are defined in the agreements.

As of February 29, 2020, we had approximately $323.0 million of outstanding borrowings under the 2019 revolving facility at a current annual interest rate of 2.89 percent and $250.0 million of outstanding borrowings under the 2019 credit agreement at a current weighted average annual interest rate of 2.41 percent.

Senior Unsecured Notes. All of our senior unsecured notes (“Senior Notes”) are unsecured and bear interest at a fixed rate payable semiannually. The Senior Notes were issued in registered offerings under the Securities Act or in offerings not subject to the registration requirements of the Securities Act, and all the Senior Notes have been admitted for trading to the official list of The International Stock Exchange in the Channel Islands. The indentures governing the Senior Notes all provide that, at the option of the respective holders of the Senior Notes, we may be required to purchase all or a portion of such Senior Notes upon occurrence of a change of control triggering event as defined in the respective indentures, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. All the indentures also contain (i) covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions, (ii) covenants that limit our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity, and (iii) customary default provisions.

As of February 29, 2020, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other (income) expense, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $419 million and $695 million as of February 29, 2020 and November 30, 2019, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of February 29, 2020, and November 30, 2019, we had assets of $1.1 million and $3.5 million, respectively, which were classified within other current assets, and we had liabilities of $7.4 million and $3.9 million, respectively, which were classified within other accrued expenses and other liabilities.

8.	Acquisition-Related Costs

During the three months ended February 29, 2020, we incurred approximately $0.9 million in costs associated with acquisitions and divestitures.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of February 29, 2020 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2019	$—	$8.2	$112.6	$120.8
Add: Costs incurred	—	—	1.8	1.8
Revision to prior estimates	—	(0.8)	(0.1)	(0.9)
Less: ASC Topic 842 adjustment	—	(6.6)	—	(6.6)
Less: Amount paid	—	(0.8)	(84.3)	(85.1)
Balance at February 29, 2020	$—	$—	$30.0	$30.0

The ASC Topic 842 transition adjustment is related to the net cease-use liabilities associated with facility abandonments that were reclassified to ROU asset and operating lease liabilities at the transition date. As of February 29, 2020, approximately $29.7 million of the remaining liability is associated with the aM acquisition-related performance compensation liability described in Note 2.

9.	Stock-Based Compensation

Stock-based compensation expense for the three months ended February 29, 2020 and February 28, 2019 was as follows (in millions):

	Three months ended February 29/28,
	2020	2019
Cost of revenue	$24.0	$17.3
Selling, general and administrative	58.6	42.4
Total stock-based compensation expense	$82.6	$59.7

No stock-based compensation cost was capitalized during the three months ended February 29, 2020 and February 28, 2019.
As of February 29, 2020, there was $334.4 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 2.1 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the three months ended February 29, 2020:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2019	8.2	$47.41
Granted	2.5	$80.53
Vested	(3.6)	$44.34
Forfeited	(0.1)	$55.00
Balance at February 29, 2020	7.0	$60.83

The total fair value of RSUs and RSAs that vested during the three months ended February 29, 2020 was $282.4 million.

Stock Options. The following table summarizes stock option award activity during the three months ended February 29, 2020, as well as stock options that are vested and expected to vest and stock options exercisable as of February 29, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2019	9.0	$26.81
Exercised	(4.9)	$26.67
Forfeited	—	$—
Balance at February 29, 2020	4.1	$26.99	0.9	181.3
Exercisable at February 29, 2020	3.8	$26.84	0.8	167.3

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on February 29, 2020 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on February 29, 2020. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the three months ended February 29, 2020 was approximately $256.8 million.

10.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three months ended February 29, 2020 was 1 percent, compared to negative 1 percent for the three months ended February 28, 2019. The low 2020 tax rate is primarily due to excess tax benefits on stock-based compensation of approximately $64 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $29 million. The negative 2019 tax rate is primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $12 million and change in partnership basis related to intangible assets of approximately $7 million.

11.	Pensions and Postretirement Benefits

During the first quarter of 2020, we incurred settlement expense of approximately $11.6 million related to lump-sum distributions to participants in our U.S. RIP, SIP, and U.K. RIP plans. We also converted to termination accounting for our U.K. RIP at the end of the first quarter, which resulted in an expense recognition of actuarial loss in excess of corridor of approximately $9.6 million.

In March 2020, we transferred our U.S. RIP annuity liability to a third-party insurer, and we expect to transfer our U.K. RIP liability to a third-party insurer by the end of the second quarter of 2020.

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

13.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three months ended February 29, 2020 and February 28, 2019 were calculated as follows (in millions):

	Three months ended February 29/28,
	2020	2019
Weighted-average shares outstanding:
Shares used in basic EPS calculation	395.7	398.0
Effect of dilutive securities:
RSUs/RSAs	3.8	3.0
Stock options	4.6	7.0
Shares used in diluted EPS calculation	404.1	408.0

Share Repurchase Programs

In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This program replaced the previous share repurchase program that was originally set to terminate on November 30, 2019, but was early terminated by our Board of Directors. This October 2019 share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of February 29, 2020, we had $2.0 billion remaining available to repurchase under the program.

In December 2019, we funded a $500 million accelerated share repurchase (“ASR”) agreement with a scheduled termination date in the first quarter of 2020. Upon funding of the ASR, we received an initial delivery of 5.547 million shares. At the completion of the ASR in February 2020, we received an additional 0.944 million shares.

In March 2020, we funded a $250 million ASR agreement with a scheduled termination date in the second quarter of 2020. Upon funding of the ASR, we received an initial delivery of 2.807 million shares. The total number of shares ultimately to be repurchased under the ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount. At final settlement of the ASR, we may be entitled to receive additional shares, or, under certain limited circumstances, be required to deliver shares to the relevant ASR counterparty.

In August 2016, our Board of Directors separately authorized, subject to applicable regulatory requirements, the repurchase of our common shares surrendered by employees in an amount equal to the exercise price, if applicable, and statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee and forgo receipt of the exercise price of the award from the employee, if applicable.

Dividends

On January 17, 2020, our Board of Directors approved a cash dividend of $0.17 per common share issued and outstanding to the holders of record as of February 6, 2020. A cash dividend of $67.7 million was paid on February 14, 2020, and dividend equivalents of $1.3 million were accrued on unvested equity awards. The total $69.0 million associated with the dividend was recorded as a reduction to retained earnings.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our consolidated balance sheets.

14.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 28, 2019 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2018	$(288.5)	$(9.9)	$(0.5)	$(298.9)
Other comprehensive income (loss) before reclassifications	135.7	—	(1.7)	134.0
Reclassifications from AOCI to income	—	—	0.2	0.2
Balance at February 28, 2019	$(152.8)	$(9.9)	$(2.0)	$(164.7)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 29, 2020 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2019	$(242.3)	$(15.6)	$(3.7)	$(261.6)
Other comprehensive income (loss) before reclassifications	(35.6)	—	(0.7)	(36.3)
Reclassifications from AOCI to income	—	4.9	0.8	5.7
Balance at February 29, 2020	$(277.9)	$(10.7)	$(3.6)	$(292.2)

15.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Financial Services, Transportation, Resources, and CMS. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three months ended February 29, 2020 and February 28, 2019. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended February 29/28,
	2020	2019
Revenue
Financial Services	$436.0	$409.2
Transportation	297.2	288.1
Resources	225.6	216.8
CMS	122.0	132.3
Total revenue	$1,080.8	$1,046.4

Adjusted EBITDA
Financial Services	$205.4	$183.2
Transportation	118.0	114.3
Resources	90.2	93.2
CMS	29.4	29.4
Shared services	(11.4)	(12.0)
Total Adjusted EBITDA	$431.6	$408.1

Reconciliation to the consolidated statements of operations:
Interest income	0.4	0.4
Interest expense	(61.2)	(66.9)
(Provision) benefit for income taxes	(4.3)	0.9
Depreciation	(51.1)	(46.6)
Amortization related to acquired intangible assets	(94.2)	(95.7)
Stock-based compensation expense	(82.6)	(59.7)
Restructuring charges	(4.5)	(8.2)
Acquisition-related costs	(0.7)	(7.5)
Acquisition-related performance compensation	(0.2)	(15.3)
Loss on debt extinguishment	—	(0.2)
Gain on sale of assets	372.3	—
Pension mark-to-market and settlement expense	(21.2)	—
Share of joint venture results not attributable to Adjusted EBITDA	(0.3)	(0.1)
Adjusted EBITDA attributable to noncontrolling interest	1.0	0.5
Net income attributable to IHS Markit Ltd.	$485.0	$109.7

16.	Subsequent Event

On March 1, 2020, as part of our commitment to the health and safety of our customers, partners, and colleagues, and, given the situation regarding the coronavirus disease (“COVID-19”), we announced the cancellation of our large customer events scheduled for the second quarter of 2020. We estimate the cancellation of these events will reduce non-recurring revenue by approximately $50 million. We are currently evaluating the impact on costs associated with these events that may not be refundable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition and results of operations of IHS Markit Ltd. (“IHS Markit,” “we,” “us,” or “our”) as of and for the periods presented. The following discussion should be read in conjunction with our 2019 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in this

Quarterly Report on Form 10-Q. References to 2020 are to our fiscal year 2020, which began on December 1, 2019 and ends on November 30, 2020.

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

To best serve our customers, we are organized into the following four industry-focused segments:

•	Financial Services, which includes our financial Information, Solutions, and Processing product offerings;

•	Transportation, which includes our Automotive and Maritime & Trade product offerings;

•	Resources, which includes our Upstream, Downstream, Power, Chemical, and Agricultural product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Economics & Country Risk (“ECR”), and Technology, Media, & Telecom (“TMT”) benchmarking product offerings.

We believe that this sales and operating model helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

On December 2, 2019, we completed the divestiture of our Aerospace & Defense (“A&D”) business line for approximately $466 million, which was previously included in our Transportation segment. Proceeds from the divestiture were primarily used to fund our first quarter accelerated share repurchase (“ASR”).

Our recurring fixed revenue and recurring variable revenue represented approximately 88 percent of our total revenue for the three months ended February 29, 2020. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For the first quarter of 2020, we focused our efforts on the following actions:

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

•
Balance capital allocation. We will continue to manage to our capital policy target leverage ratio, and intend to return 50 to 75 percent of our annual capital capacity to shareholders through share repurchases and a quarterly dividend. We will continue to evaluate the long-term potential and strategic fit of our asset portfolio, and we will also continue to evaluate potential mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position.

We are carefully monitoring the COVID-19 pandemic and the resulting length and depth of the economic impacts on our financial condition and results of operations. In early March 2020, we cancelled all of our large customer events scheduled for the second quarter of 2020. We estimated the cancellation of those events will reduce non-recurring revenue by approximately $50 million. We are also experiencing pressure from an economic slowdown, from significantly lower oil prices and related decrease in capital expenditure spending, and a near-term shock to consumer spending impacting our automotive customers. We are closely following developments related to oil markets worldwide, which have seen a sharp decrease in the price of oil in recent weeks. A number of our small- and mid-size oil and gas customers will be negatively impacted by this development, which may result in a decrease in the amount of products and services they may purchase from us, particularly in our Resources

Upstream product offerings. The economic slowdown and decrease in consumer spending pressures are also causing a near-term disruption in the car-buying process, which is impacting our North American automotive dealer customers in a manner that is not representative of a typical cyclical downturn. We are anticipating incremental adverse revenue impacts from the current environment in our Resources segment (primarily related to our Upstream product offerings) and our Transportation segment (primarily as a result of an anticipated decline in consumer automotive spending and related impact to our automotive dealer customers). We also believe that there will be some level of revenue weakness within Financial Services, particularly with our Solutions product offerings, due to longer software sales cycles and lower volumes in our issuer services business. As a result of the anticipated adverse revenue impacts, we are implementing cost reduction efforts to partially offset the revenue decline. Such cost reduction efforts will include both fixed and variable costs across all areas of our business.

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

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

•
Organic – We define organic revenue growth as total revenue growth from continuing operations for all factors other than acquisitions and foreign currency movements. We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and the sale of new or enhanced product offerings.

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

•	Free Cash Flow. We define free cash flow as net cash provided by operating activities less payments for acquisition-related performance compensation and capital expenditures.

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

Global Operations

Approximately 40 percent of our revenue is transacted outside of the United States; however, only about 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact on our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact on our revenue. Our largest foreign currency exposures for revenue are the British Pound, Euro, and Canadian Dollar.

Results of Operations

Total Revenue

Revenue for the three months ended February 29, 2020, increased 3 percent, compared to the three months ended February 28, 2019. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 29, 2020 to the three months ended February 28, 2019.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
First quarter 2020 vs. First quarter 2019	6%	(2)%	—%

We saw solid organic revenue growth in our Transportation and Financial Services segments for the three months ended February 29, 2020, compared to the three months ended February 28, 2019.

Acquisitive revenue growth for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, was primarily due to the A&D divestiture and sale of our TMT market intelligence assets, partially offset by the Agribusiness acquisition.

Foreign currency had a negligible effect on revenue growth for the three months ended February 29, 2020, compared to the three months ended February 28, 2019. Due to the extent of our global operations, foreign currency movements could positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended February 29/28,		Percentage Change
(In millions, except percentages)	2020	2019
Revenue:
Financial Services	$436.0	$409.2	7%
Transportation	297.2	288.1	3%
Resources	225.6	216.8	4%
CMS	122.0	132.3	(8)%
Total revenue	$1,080.8	$1,046.4	3%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Increase in revenue
	First quarter 2020 vs. First quarter 2019
	Organic	Acquisitive	Foreign Currency
Financial Services	7%	—%	—%
Transportation	9%	(6)%	—%
Resources	1%	3%	—%
CMS	3%	(10)%	—%

Financial Services revenue for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, increased organically from strength across our Information, Solutions, and Processing product offerings. Within our Information product offerings, organic revenue growth was led by our core pricing, valuation, equities, and indices offerings, as well as our advisory solutions. Within our Solutions product offerings, organic revenue growth was led by our WSO, issuer services (particularly serving equity and municipal issuances), and private capital markets offerings. Within our Processing product offerings, organic revenue growth was led by derivative processing activity.

Transportation revenue for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, continued to experience strong organic growth, led by used and new car product offerings. Non-recurring organic revenue growth was down slightly for the three months ended February 29, 2020, reflecting lower recall and digital marketing revenues. Our automotive product offerings continue to provide the largest contribution to Transportation revenue growth, as our diversification in used and new car product offerings continues to provide balanced opportunities for growth. As a result of COVID-19 and the current economic environment, we anticipate a slowdown in the organic growth profile for Transportation over the near term.

Resources revenue for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, experienced positive organic revenue growth, with 1 percent recurring revenue growth and 2 percent non-recurring revenue growth. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, grew at a 3 percent rate on a trailing annual basis. We expect that the cancellation of our annual CERAWeek event in the second quarter of 2020 will result in an organic revenue decline in our second quarter 2020 results. Additionally, as a result of COVID-19 and the current economic environment, we anticipate a further slowing in organic revenue growth for Resources over the near term.

CMS revenue for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, increased 3 percent organically, which was primarily due to revenue growth from our Product Design product offerings.

Revenue by Transaction Type

	Three months ended February 29/28,		Percentage change
(in millions, except percentages)	2020	2019	Total	Organic
Revenue:
Recurring fixed	$804.1	$767.2	5%	7%
Recurring variable	146.8	136.0	8%	8%
Non-recurring	129.9	143.2	(9)%	(5)%
Total revenue	$1,080.8	$1,046.4	3%	6%

As a percent of total revenue:
Recurring fixed	74%	73%
Recurring variable	14%	13%
Non-recurring	12%	14%

Recurring fixed revenue organic growth increased 7 percent for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, largely due to contributions from our Transportation and Financial Services recurring offerings, with slight organic growth in Resources and CMS. Recurring variable revenue was composed entirely of Financial Services revenue.

The non-recurring organic revenue decline for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, was primarily due to Solutions software product offerings within the Financial Services segment. We anticipate that the cancellation of our large customer events in the second quarter of 2020 will negatively impact organic revenue by $50 million and result in organic revenue decline in our non-recurring revenue in the second quarter of 2020.

As a result of COVID-19 and the current economic environment, we anticipate a slowdown in the recurring organic revenue growth profile in the near term and expect nonrecurring organic revenue growth to continue its negative trend.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended February 29/28,		Percentage Change
(In millions, except percentages)	2020	2019
Operating expenses:
Cost of revenue	$415.8	$399.8	4%
SG&A expense	316.2	300.3	5%
Total cost of revenue and SG&A expense	$732.0	$700.1	5%

Depreciation and amortization expense	$145.3	$142.3	2%

As a percent of revenue:
Total cost of revenue and SG&A expense	68%	67%
Depreciation and amortization expense	13%	14%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The increases in absolute total cost of revenue and SG&A expense, as well as the increase as a percentage of revenue, were primarily due to higher stock-based compensation expense, as further discussed below.

Within our cost of revenue and SG&A expense, stock-based compensation expense increased by approximately $23 million for the three months ended February 29, 2020 compared to the three months ended February 28, 2019, which was largely due to our higher share price and related employer tax impacts associated with the exercise of stock options.

Depreciation and Amortization Expense

For the three months ended February 29, 2020, compared to the three months ended February 28, 2019, depreciation and amortization expense increased slightly on an absolute basis primarily because of capitalized software development investments. As a percentage, depreciation and amortization expense declined primarily because of continued organic revenue growth.

Acquisition-Related Costs

Please refer to Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three months ended February 29, 2020, we recorded approximately $0.9 million of direct and incremental costs associated with acquisition and divestiture activities.

Segment Adjusted EBITDA

	Three months ended February 29/28,		Percentage Change
(In millions, except percentages)	2020	2019
Adjusted EBITDA:
Financial Services	$205.4	$183.2	12%
Transportation	118.0	114.3	3%
Resources	90.2	93.2	(3)%
CMS	29.4	29.4	—%
Shared services	(11.4)	(12.0)
Total Adjusted EBITDA	$431.6	$408.1	6%

As a percent of segment revenue:
Financial Services	47%	45%
Transportation	40%	40%
Resources	40%	43%
CMS	24%	22%

For the three months ended February 29, 2020, compared to the three months ended February 28, 2019, Adjusted EBITDA increased primarily due to the leverage in our business model, as incremental revenue drives higher margins, partially offset by the sale of our A&D business line. We continue to focus our efforts on organic revenue growth and cost management to improve overall margins. Financial Services segment Adjusted EBITDA and associated margin continued to increase because of organic revenue growth. The increase in Adjusted EBITDA for the Transportation segment was due to organic revenue growth, partially offset by the divestiture of the A&D business line, which also negatively impacted margin expansion. Resources Adjusted EBITDA and associated margin decreased due to the slowdown in organic revenue growth.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three months ended February 29, 2020 was 1 percent, compared to negative 1 percent for the three months ended February 28, 2019. The low 2020 tax rate is primarily due to excess tax benefits on stock-based compensation of approximately $64 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $29 million. The negative 2019 tax rate is primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $12 million and change in partnership basis related to intangible assets of approximately $7 million.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three months ended February 29, 2020 and February 28, 2019.

	Three months ended February 29/28,		Percentage Change
(In millions, except percentages)	2020	2019
Net income attributable to IHS Markit Ltd.	$485.0	$109.7	342%
Interest income	(0.4)	(0.4)
Interest expense	61.2	66.9
Provision (benefit) for income taxes	4.3	(0.9)
Depreciation	51.1	46.6
Amortization	94.2	95.7
EBITDA	$695.4	$317.6	119%
Stock-based compensation expense	82.6	59.7
Restructuring charges	4.5	8.2
Acquisition-related costs	0.7	7.5
Acquisition-related performance compensation	0.2	15.3
Loss on debt extinguishment	—	0.2
Gain on sale of assets	(372.3)	—
Pension mark-to-market and settlement expense	21.2	—
Share of joint venture results not attributable to Adjusted EBITDA	0.3	0.1
Adjusted EBITDA attributable to noncontrolling interest	(1.0)	(0.5)
Adjusted EBITDA	$431.6	$408.1	6%
Adjusted EBITDA as a percentage of revenue	39.9%	39.0%

Our Adjusted EBITDA margin performance for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, increased primarily because of margin flow-through on our organic revenue growth, as well as our continued cost management efforts. We expect to continue to drive margin improvement, albeit from lower revenue growth and tighter cost management activities as a result of COVID-19 and the current economic environment. These near-term pressures may adversely affect our ability to grow Adjusted EBITDA and margins as quickly as anticipated in the near term.

Financial Condition

(In millions, except percentages)	As of February 29, 2020	As of November 30, 2019	Dollar change	Percentage change
Accounts receivable, net	$979.7	$890.7	$89.0	10%
Accrued compensation	$84.5	$215.2	$(130.7)	(61)%
Deferred revenue	$1,029.7	$879.7	$150.0	17%

The increases in accounts receivable and deferred revenue were due to increased billing activity in 2020. Accrued compensation decreased primarily due to the 2019 bonus payout made in the first quarter of 2020, partially offset by the current year accrual.

Liquidity and Capital Resources

As of February 29, 2020, we had cash and cash equivalents of $143.9 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $5.21 billion of debt as of February 29, 2020, consisting primarily of $323.0 of revolving facility debt and $4.68 billion of senior notes. As of February 29, 2020, we had approximately $927.0 million available under our revolving credit facility.

Our interest expense for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, decreased primarily because of a lower debt balance compared to the prior year.

Our Board of Directors approved a quarterly cash dividend of $0.17 per share during the first quarter of 2020, which resulted in a $67.7 million cash payout in February 2020.

Our Board of Directors has authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. In December 2019, we entered into an ASR to repurchase $500 million under this authorization, and in March 2020, we entered into an ASR to repurchase $250 million under this authorization.

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

Based on our cash, debt, and cash flow positions, we believe that we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, amount of share repurchases and dividends, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. Given current market conditions as a result of COVID-19, we are focused on maintaining high levels of liquidity and capital structure flexibility. We maintain a solid balance sheet, investor grade rating, a well-positioned debt maturity ladder, and a strong diversified bank group.

Cash Flows

	Three months ended February 29/28,
(In millions, except percentages)	2020	2019	Dollar change	Percentage change
Net cash provided by operating activities	$119.5	$188.0	$(68.5)	(36)%
Net cash provided by (used in) investing activities	$387.0	$(68.8)	$455.8	(663)%
Net cash used in financing activities	$(462.1)	$(111.9)	$(350.2)	313%

The decrease in net cash provided by operating activities was primarily due to $75.9 million of payments for acquisition-related performance compensation associated with the aM acquisition described in Note 2, partially offset by improved operating performance and working capital activities in the three months ended February 29, 2020.

The increase in net cash provided by investing activities was primarily due to the sale of the A&D business line.

The increase in net cash used in financing activities is primarily due to the $500 million in share repurchases and our dividend payout, partially offset by increased proceeds from stock option exercises.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three months ended February 29/28,
(In millions, except percentages)	2020	2019	Dollar change	Percentage change
Net cash provided by operating activities	$119.5	$188.0
Payments for acquisition-related performance compensation	75.9	—
Capital expenditures on property and equipment	(78.0)	(63.2)
Free cash flow	$117.4	$124.8	$(7.4)	(6)%

The decrease in free cash flow was primarily due to higher capital expenditure activity, partially offset by higher net cash provided by operating activities through continuing operational improvements. The payments for acquisition-related performance compensation are associated with the exercise of put provisions by aM equity interest holders, as further described in Note 2. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2019 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and stock-based compensation.

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2019 Annual Report on Form 10-K.

Our 2019 revolving facility and 2019 credit agreement are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of February 29, 2020, we had $573 million of floating-rate debt at a 2.68 percent weighted-average interest rate. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $1.7 million ($5.7 million without giving effect to any of our interest rate swaps).

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended November 30, 2019, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our 2019 Annual Report on Form 10-K.

The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
In December 2019, a strain of COVID-19, or coronavirus, surfaced in Wuhan, China and resulted in an outbreak with infections throughout China and abroad, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Our business and operations could be materially and adversely affected by the effects of COVID-19. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to combat its spread, including implementation of travel bans and closures of factories, schools, public buildings, and businesses. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business. These effects could include disruptions or restrictions on our employees’ and other service providers’ ability to travel and to meet with customers, cancellations of our events, or temporary closures of our facilities or the facilities of our clients or suppliers. For example, on March 1, 2020, we announced the cancellation of our large customer events scheduled for the second quarter of 2020. We are also anticipating incremental adverse revenue and net income impacts from COVID-19, the economic slowdown, lower oil prices and the decrease in consumer spending in our Resources segment (primarily related to our Upstream product offerings), our Transportation segment (primarily as a result of an anticipated decline in consumer automotive spending and related impact to our automotive dealer customers) and our Financial Services segment (primarily related to our Solutions product offerings). There may also be lower activity levels in the end markets we service or declining financial performance of our customers, which could result in lower demand, cancellations, reductions, or delays for our products and services, or in lower revenues. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 29, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
December 1 - December 31, 2019:
Employee transactions (1)	33,611	$73.65	N/A	N/A
Accelerated share repurchase program (2)	5,547,080	$77.03	5,547,080	2,000.0
January 1 - January 31, 2020:
Employee transactions (1)	4,516	$76.35	N/A	N/A
February 1 - February 29, 2020:
Employee transactions (1)	1,359,269	$78.86	N/A	N/A
Accelerated share repurchase program (2)	944,184	$77.03	944,184	2,000.0
Total share repurchases	7,888,660	$77.33	6,491,264

For the first quarter of 2020, we repurchased approximately $610 million of common shares, including $500 million in open market share repurchases (described in note (2) below), and approximately $110 million in employee transactions (described in note (1) below).

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

(2) In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.

In December 2019, we funded a $500 million accelerated share repurchase (“ASR”) agreement with a scheduled termination date in the first quarter of 2020. Upon funding of the ASR, we received an initial delivery of 5.547 million shares. At the completion of the ASR in February 2020, we received an additional 0.944 million shares. The average price paid per share presented above reflects the average price for the 6.491 million total shares repurchased through the ASR.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $40,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $50,000 in gross revenue for GTIS in the first quarter of 2020 and would have represented approximately 0.01 percent of our first quarter 2020 consolidated revenues and approximately 0.01 percent of our first quarter 2020 gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

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

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2020.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer