Form 10-Q
period 2020-05-31
IHS Markit Ltd.
filed 2020-06-23
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of May 31, 2020, there were 396,809,671 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions such as acquisitions, joint ventures, and dispositions, the anticipated benefits therefrom, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; anticipated levels of indebtedness, capital allocation, dividends, and share repurchases in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: operating in competitive markets, economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to manage fraudulent or unpermitted data access or other cyber-security or privacy breaches; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third-party service providers; legislative, regulatory, and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of our operations; our ability to retain and hire qualified personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities; and risks related to public health and safety issues, including the COVID-19 pandemic, on our operations and the operations of our customers and suppliers. These risks, as well as other risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements, are more fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	May 31, 2020	November 30, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$207.8	$111.5
Accounts receivable, net	876.1	890.7
Deferred subscription costs	91.9	72.1
Assets held for sale	—	115.3
Other current assets	126.6	118.2
Total current assets	1,302.4	1,307.8
Non-current assets:
Property and equipment, net	687.3	658.2
Operating lease right-of-use assets, net	347.4	—
Intangible assets, net	3,925.7	4,169.0
Goodwill	9,747.3	9,836.3
Deferred income taxes	17.8	17.8
Other	101.0	98.1
Total non-current assets	14,826.5	14,779.4
Total assets	$16,128.9	$16,087.2
Liabilities and equity
Current liabilities:
Short-term debt	$251.0	$251.1
Accounts payable	20.5	59.7
Accrued compensation	95.4	215.2
Other accrued expenses	413.0	479.1
Income tax payable	—	58.5
Deferred revenue	945.9	879.7
Operating lease liabilities	65.4	—
Liabilities held for sale	—	25.9
Total current liabilities	1,791.2	1,969.2
Long-term debt, net	5,136.5	4,874.4
Deferred income taxes	651.8	667.2
Operating lease liabilities	324.3	—
Other liabilities	103.5	145.5
Commitments and contingencies
Redeemable noncontrolling interests	13.2	15.1
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 479.9 and 476.3 issued, and 396.8 and 398.3 outstanding at May 31, 2020 and November 30, 2019, respectively	4.8	4.8
Additional paid-in capital	7,759.9	7,769.4
Treasury shares, at cost: 83.1 and 78.0 at May 31, 2020 and November 30, 2019, respectively	(2,921.9)	(2,391.8)
Retained earnings	3,677.8	3,295.0
Accumulated other comprehensive loss	(412.2)	(261.6)
Total shareholders' equity	8,108.4	8,415.8
Total liabilities and equity	$16,128.9	$16,087.2
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Revenue	$1,026.6	$1,135.5	$2,107.4	$2,181.9
Operating expenses:
Cost of revenue	388.3	428.0	804.1	827.8
Selling, general and administrative	258.1	293.3	574.3	593.6
Depreciation and amortization	149.4	144.0	294.7	286.3
Restructuring and impairment charges	81.3	1.7	85.8	9.9
Acquisition-related costs	6.6	21.4	7.5	44.2
Other (income) expense, net	(1.2)	8.4	(374.0)	6.4
Total operating expenses	882.5	896.8	1,392.4	1,768.2
Operating income	144.1	238.7	715.0	413.7
Interest income	0.2	0.6	0.6	1.0
Interest expense	(60.0)	(65.8)	(121.2)	(132.7)
Net periodic pension and postretirement expense	(8.9)	(0.2)	(30.4)	(0.5)
Non-operating expense, net	(68.7)	(65.4)	(151.0)	(132.2)
Income from continuing operations before income taxes and equity in income of equity method investees	75.4	173.3	564.0	281.5
Provision for income taxes	(4.7)	(24.2)	(9.0)	(23.3)
Equity in income (loss) of equity method investees	0.1	(0.2)	(0.2)	(0.3)
Net income	70.8	148.9	554.8	257.9
Net loss attributable to noncontrolling interest	0.9	0.9	1.9	1.6
Net income attributable to IHS Markit Ltd.	$71.7	$149.8	$556.7	$259.5

Basic earnings per share attributable to IHS Markit Ltd.	$0.18	$0.37	$1.40	$0.65
Weighted average shares used in computing basic earnings per share	397.0	400.5	396.4	399.3

Diluted earnings per share attributable to IHS Markit Ltd.	$0.18	$0.37	$1.38	$0.63
Weighted average shares used in computing diluted earnings per share	400.1	409.3	402.1	408.7

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Net income	$70.8	$148.9	$554.8	$257.9
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	0.3	(1.9)	0.4	(3.4)
Net pension liability adjustment (2)	10.7	—	15.6	—
Foreign currency translation adjustment	(131.0)	(175.7)	(166.6)	(40.0)
Total other comprehensive loss	(120.0)	(177.6)	(150.6)	(43.4)
Comprehensive (loss) income	$(49.2)	$(28.7)	$404.2	$214.5
Comprehensive loss attributable to noncontrolling interest	0.9	0.9	1.9	1.6
Comprehensive (loss) income attributable to IHS Markit Ltd.	$(48.3)	$(27.8)	$406.1	$216.1

(1) Net of tax (expense) benefit of $(0.1) million, $0.4 million, $(0.1) million, and $0.8 million for the three and six months ended May 31, 2020, and May 31, 2019, respectively.
(2) Net of tax expense of $2.9 million and $5.0 million for the three and six months ended May 31, 2020.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six months ended May 31,
	2020	2019
Operating activities:
Net income	$554.8	$257.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	294.7	286.3
Stock-based compensation expense	153.8	113.3
Gain on sale of assets	(370.9)	—
Payments for acquisition-related performance compensation	(75.9)	—
Net periodic pension and postretirement expense	30.4	0.5
Undistributed earnings of affiliates, net	0.5	0.2
Pension and postretirement contributions	(31.1)	(0.9)
Deferred income taxes	(10.8)	(43.4)
Change in assets and liabilities:
Accounts receivable, net	7.0	(27.6)
Other current assets	(51.2)	(54.0)
Accounts payable	(22.5)	(11.1)
Accrued expenses	(119.9)	(58.3)
Income tax	(70.1)	32.0
Deferred revenue	78.7	88.6
Other liabilities	30.2	29.2
Net cash provided by operating activities	397.7	612.7
Investing activities:
Capital expenditures on property and equipment	(147.6)	(129.9)
Acquisitions of businesses, net of cash acquired	(3.2)	(32.6)
Payments to acquire cost- and equity-method investments	(7.2)	(5.6)
Proceeds from sale of assets	466.2	—
Change in other assets	(0.9)	(1.8)
Settlements of forward contracts	(20.0)	(2.2)
Net cash provided by (used in) investing activities	287.3	(172.1)
Financing activities:
Proceeds from borrowings	541.4	1,339.2
Repayment of borrowings	(283.9)	(1,762.9)
Payment of debt issuance costs	—	(8.9)
Proceeds from noncontrolling interests	—	12.5
Contingent consideration payments	—	(2.2)
Dividends paid	(135.3)	—
Repurchases of common shares	(750.0)	—
Proceeds from the exercise of employee stock options	177.2	57.6
Payments related to tax withholding for stock-based compensation	(111.7)	(62.7)
Net cash used in financing activities	(562.3)	(427.4)
Foreign exchange impact on cash balance	(26.4)	(23.7)
Net increase (decrease) in cash and cash equivalents	96.3	(10.5)
Cash and cash equivalents at the beginning of the period	111.5	120.0
Cash and cash equivalents at the end of the period	$207.8	$109.5

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2018 (Audited)	397.1	$4.7	$7,680.4	$(2,108.8)	$2,743.1	$(298.9)	$8,020.5	$5.9
Adjustment to opening retained earnings related to adoption of ASC Topic 606	—	—	—	—	56.0	—	56.0	—
Share-based award activity	1.7	0.1	8.5	(18.0)	(2.4)	—	(11.8)	—
Option exercises	0.9	—	23.7	—	—	—	23.7	—
Net income (loss)	—	—	—	—	109.7	—	109.7	(0.7)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	12.5
Other comprehensive income	—	—	—	—	—	134.2	134.2	—
Balance at February 28, 2019	399.7	$4.8	$7,712.6	$(2,126.8)	$2,906.4	$(164.7)	$8,332.3	$17.7
Share-based award activity	0.2	—	0.5	50.5	(1.4)	—	49.6	—
Option exercises	1.2	—	32.3	—	—	—	32.3	—
Net income (loss)	—	—	—	—	149.8	—	149.8	(0.9)
Other comprehensive loss	—	—	—	—	—	(177.6)	(177.6)	—
Balance at May 31, 2019	401.1	$4.8	$7,745.4	$(2,076.3)	$3,054.8	$(342.3)	$8,386.4	$16.8

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2019 (Audited)	398.3	$4.8	$7,769.4	$(2,391.8)	$3,295.0	$(261.6)	$8,415.8	$15.1
Repurchases of common shares	(6.5)	—	—	(500.0)	—	—	(500.0)	—
Share-based award activity	2.2	—	(175.8)	134.3	$(21.6)	—	(63.1)	—
Option exercises	4.9	—	130.9	—	—	—	130.9	—
Dividends and dividend equivalents	—	—	—	—	(69.0)	—	(69.0)	—
Net income (loss)	—	—	—	—	485.0	—	485.0	(1.0)
Other comprehensive income	—	—	—	—	—	(30.6)	(30.6)	—
Balance at February 29, 2020	398.9	$4.8	$7,724.5	$(2,757.5)	$3,689.4	$(292.2)	$8,369.0	$14.1
Repurchases of common shares	(4.0)	—	—	(250.0)	—	—	(250.0)	—
Share-based award activity	0.2	—	(10.9)	85.6	(14.5)	—	60.2	—
Option exercises	1.7	—	46.3	—	—	—	46.3	—
Dividends and dividend equivalents	—	—	—	—	(68.8)	—	(68.8)	—
Net income (loss)	—	—	—	—	71.7	—	71.7	(0.9)
Other comprehensive loss	—	—	—	—	—	(120.0)	(120.0)	—
Balance at May 31, 2020	396.8	$4.8	$7,759.9	$(2,921.9)	$3,677.8	$(412.2)	$8,108.4	$13.2

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

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year; however, this event was cancelled in 2020 due to the COVID-19 pandemic. Another example is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2019.

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well the reported amounts of revenue and expense during the reporting period. We have considered the impact of the COVID-19 pandemic in determining our estimates. Actual results could differ from those estimates.

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

We utilize operating leases for our various workplaces worldwide, and we also utilize operating leases for our data centers. These leases have remaining terms ranging from one to 12 years, many of which include renewal and early termination options. As of May 31, 2020, we have not considered extension and early termination options in our calculation of the ROU assets and lease liabilities because we do not believe that it is reasonably certain that we will exercise those options. We do not have any significant finance leases.

We determine if an arrangement is a lease at inception. We consider any contract where there is an identified asset that we have the right to control in determining whether the contract contains a lease. A ROU asset represents our right to use an underlying asset for the lease term, and the lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We calculate our incremental borrowing rates by extrapolating our current unsecured bond portfolio across the maturity ladder and adjusting the resultant corporate rate for the estimated spread for a secured borrowing and for foreign currencies, as appropriate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in operating lease right-of-use assets, net, and current and non-current operating lease liabilities in the condensed consolidated balance sheets.

The following table shows the cumulative effect of the changes made to the December 1, 2019 consolidated balance sheet for the adoption of ASC Topic 842 related to lease contracts that were in effect at the time of adoption (in millions):

	November 30, 2019	Adjustments due to adoption of ASC Topic 842	December 1, 2019
Other current assets	3.4	(3.4)	—
Operating lease right-of-use assets, net	—	380.7	380.7
Other accrued expenses	(9.6)	9.6	—
Operating lease liabilities, current	—	(63.9)	(63.9)
Operating lease liabilities, non-current	—	(350.6)	(350.6)
Other liabilities	(27.6)	27.6	—

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

Aerospace & Defense divestiture. On December 2, 2019, we completed the sale of our Aerospace & Defense (“A&D”) business line to Montagu Private Equity for approximately $466 million. The A&D assets were previously included in our Transportation segment. We recognized a gain of approximately $372 million on the sale, subject to final working capital adjustments. The gain is included in other (income) expense, net, in the condensed consolidated statements of operations. The transaction resulted in the divestiture of the following assets and liabilities (in millions):

Current assets	$18.9
Property and equipment	$4.5
Intangible assets	$4.2
Goodwill	$87.7
Current liabilities	$(1.1)
Deferred revenue	$(24.8)

automotiveMastermind equity interests acquisition. In September 2017, we acquired automotiveMastermind (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We agreed to pay cash to acquire the interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We have classified this expense as acquisition-related costs within the condensed consolidated statements of operations and we have classified the associated accrued liability within other accrued expenses and other liabilities in the condensed consolidated balance sheets. In November 2019, the option holders exercised the put provision on 62.5 percent of their remaining 22 percent interest in the business for $75.9 million in cash, which we paid in December 2019. We estimate the compensation expense associated with the remaining equity interests to be approximately $70 to $75 million, of which approximately $34.6 million has been recognized as of May 31, 2020. During the first quarter of 2020, due to a forfeiture and subsequent reallocation of equity interests to the remaining option holders, we reversed previously recognized expense for the forfeited interests, which resulted in negligible total first quarter 2020 acquisition-related performance compensation. We will recognize the expense associated with the reallocated interests over the remaining life of the options, through September 2022.

3.	Revenue

We disaggregate our revenue by segment (as described in Note 16) and by transaction type according to the following categories:

•
Recurring fixed revenue represents revenue generated from contracts specifying a relatively fixed fee for services delivered over the life of the contract. The initial term of these contracts is typically annual (with some longer-term arrangements) and non-cancellable for the term of the subscription, and may contain provisions for minimum monthly payments. The fixed fee is typically paid annually or more periodically in advance. These contracts typically consist of subscriptions to our various information offerings and software maintenance, which provide continuous access to our platforms and associated data over the contract term. Subscription revenue is usually recognized ratably over the contract term or, for term-based software license arrangements, annually on renewal.

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

The following table presents our revenue by transaction type (in millions):

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Recurring fixed revenue	$755.2	$785.2	$1,559.3	$1,552.4
Recurring variable revenue	158.0	145.0	304.8	281.0
Non-recurring revenue	113.4	205.3	243.3	348.5
Total revenue	$1,026.6	$1,135.5	$2,107.4	$2,181.9

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $25.7 million as of May 31, 2020 and $39.8 million as of November 30, 2019, and are recorded in accounts receivable, net, in the condensed consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. Billings represent amounts that were paid in advance or due from customers. We record our contract liabilities as deferred revenue in the condensed consolidated balance sheets.

The following table provides a reconciliation of our contract liabilities as of May 31, 2020 (in millions):

Balance at November 30, 2019	$879.7
Billings	1,680.2
Revenue recognized	(1,614.0)
Balance at May 31, 2020	$945.9

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to exceed one year. Certain sales commission programs are designed to promote the sale of products and services to new customers, and we therefore defer the incremental costs related to these programs over the expected customer life related to those products underlying the contracts. We record these expenses as selling, general and administrative expense within the condensed consolidated statements of operations.

4.	Leases

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for our operating leases for the three and six months ended May 31, 2020 (in millions):

	Three months ended May 31, 2020	Six months ended May 31, 2020
Lease cost:
Operating lease cost	$16.3	$32.4
Variable lease cost	$1.5	$3.2

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15.9	$31.4

As of May 31, 2020:
Weighted-average remaining lease term		8.2 years
Weighted-average discount rate		2.0%

As of May 31, 2020, maturities of operating lease liabilities under non-cancellable arrangements were as follows (in millions):

Year	Amount
Remainder of 2020	$74.2
2021	62.7
2022	51.6
2023	45.0
2024	40.0
Thereafter	147.5
Total future minimum operating lease payments	421.0
Imputed interest	(31.3)
Total operating lease liability	$389.7

5.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2020 and November 30, 2019 (in millions):

	As of May 31, 2020			As of November 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$3,418.0	$(705.5)	$2,712.5	$3,476.1	$(628.7)	$2,847.4
Developed technology	936.5	(243.5)	693.0	949.6	(208.9)	740.7
Information databases	588.6	(336.5)	252.1	591.6	(310.9)	280.7
Trademarks	485.9	(229.6)	256.3	487.0	(203.0)	284.0
Developed computer software	67.9	(58.5)	9.4	76.3	(62.9)	13.4
Other	4.1	(1.7)	2.4	4.1	(1.3)	2.8
Total intangible assets	$5,501.0	$(1,575.3)	$3,925.7	$5,584.7	$(1,415.7)	$4,169.0

Intangible assets amortization expense was $93.0 million and $187.2 million for the three and six months ended May 31, 2020, compared to $94.6 million and $190.3 million for the three and six months ended May 31, 2019. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2020 (in millions):

Year	Amount
Remainder of 2020	$184.8
2021	$365.5
2022	$348.8
2023	$336.7
2024	$318.1
Thereafter	$2,371.8

Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2019 to May 31, 2020 was primarily due to current year amortization.

6.	Debt

The following table summarizes total indebtedness, including unamortized premiums, as of May 31, 2020 and November 30, 2019 (in millions):

		May 31, 2020		November 30, 2019
	Maturity Date	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facilities:
2019 revolving facility	November 2024	$497.0	$497.0	$237.0	$237.0
2019 credit agreement	April 2021	250.0	250.0	250.0	250.0
Senior Unsecured Notes:
5% senior notes due 2022	November 1, 2022	748.2	803.0	748.2	798.2
4.125% senior notes due 2023	August 1, 2023	499.1	543.3	498.9	528.8
3.625% senior notes due 2024	May 1, 2024	399.1	423.4	398.9	416.4
4.75% senior notes due 2025	February 15, 2025	810.8	871.3	811.8	873.6
4.00% senior notes due 2026	March 1, 2026	500.0	533.6	500.0	530.2
4.75% senior notes due 2028	August 1, 2028	747.7	860.4	747.6	838.4
4.25% senior notes due 2029	May 1, 2029	972.7	1,053.0	974.2	1,026.7
Debt issuance costs		(43.1)	—	(47.7)
Finance leases		6.0		6.6
Total debt		$5,387.5		$5,125.5
Current portion		(251.0)		(251.1)
Total long-term debt		$5,136.5		$4,874.4

2019 revolving facility. On November 29, 2019, we entered into a $1.25 billion senior unsecured revolving credit agreement (“2019 revolving facility”). Subject to certain conditions, the 2019 revolving facility may be expanded by up to an aggregate of $750 million in additional commitments. Borrowings under the 2019 revolving facility mature in November 2024. The interest rates for borrowings under the 2019 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.625 percent, depending upon our corporate credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.10 percent to 0.25 percent based upon our corporate credit rating. We had approximately $1.3 million of outstanding letters of credit under the 2019 revolving facility as of May 31, 2020, which reduced the available borrowing under the facility by an equivalent amount.

2019 credit agreement. In September 2019, we entered into a 364-day credit agreement (the “2019 credit agreement”) for a term loan credit facility in an aggregate principal amount of $250.0 million. In April 2020, we amended the 2019 credit agreement to extend the term through April 2021. The interest rate for borrowing under the 2019 credit agreement is the applicable LIBOR plus a spread of 1.00 percent.

The 2019 revolving facility and the 2019 credit agreement are subject to certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms are defined in the agreements.

As of May 31, 2020, we had approximately $497.0 million of outstanding borrowings under the 2019 revolving facility at a current annual interest rate of 1.47 percent and $250.0 million of outstanding borrowings under the 2019 credit agreement at a current weighted average annual interest rate of 1.17 percent.

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

As of May 31, 2020, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

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

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding revolving facility debt, we utilize interest rate derivative contracts that effectively swap $300 million of floating rate debt at a 2.93 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in November 2013 and January 2014, and the contracts expire between August and November 2020.

Because the terms of these swaps and the variable rate debt (as amended or extended over time) effectively coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss (“AOCI”) in our condensed consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other (income) expense, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $397.3 million and $695.0 million as of May 31, 2020 and November 30, 2019, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of May 31, 2020, and November 30, 2019, we had assets of $3.7 million and $3.5 million, respectively, which were classified within other current assets, and we had liabilities of $3.2 million and $3.9 million, respectively, which were classified within other accrued expenses and other liabilities.

8.	Restructuring and Impairment Charges

In the second quarter of 2020, as a result of efforts to moderate the impact of the COVID-19 pandemic on our business, we incurred restructuring charges of approximately $73.4 million across all segments, comprised primarily of employee severance charges. For the six months ended May 31, 2020, we incurred approximately $77.9 million of restructuring charges.

The following table provides a reconciliation of the restructuring liability, recorded in other accrued expenses, as of May 31, 2020 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Total
Balance at November 30, 2019	$2.9	$0.8	$3.7
Add: Restructuring costs incurred	71.3	6.8	78.1
Revision to prior estimates	(0.2)	—	(0.2)
Less: Amount paid	(15.4)	(3.8)	(19.2)
Balance at May 31, 2020	$58.6	$3.8	$62.4

As of May 31, 2020, approximately $14.6 million of the remaining restructuring liability was in Resources, $13.0 million in Transportation, $18.2 million in Shared Services, $14.4 million in Financial Services, and the remainder in CMS.

As part of our effort to moderate the impact of the COVID-19 pandemic, we also evaluated our office facilities to determine where we could exit, consolidate, or otherwise optimize our use of office space throughout the company. During the second quarter of 2020, we fully or partially abandoned multiple office locations, recording approximately $7.9 million of impairment charges in accordance with the impairment provisions of ASC Topic 360.

9.	Acquisition-Related Costs

During the six months ended May 31, 2020, we incurred approximately $7.5 million in costs associated with acquisitions and divestitures.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of May 31, 2020 (in millions):

	Contract Termination Costs	Other	Total
Balance at November 30, 2019	$8.2	$112.6	$120.8
Add: Costs incurred	0.4	8.1	8.5
Revision to prior estimates	(0.8)	(0.2)	(1.0)
Less: ASC Topic 842 adjustment	(6.6)	—	(6.6)
Less: Amount paid	(0.9)	(86.3)	(87.2)
Balance at May 31, 2020	$0.3	$34.2	$34.5

The ASC Topic 842 transition adjustment is related to the net cease-use liabilities associated with facility abandonments that were reclassified to ROU asset and operating lease liabilities at the transition date. As of May 31, 2020, substantially all of the remaining liability is associated with the aM acquisition-related performance compensation liability described in Note 2.

10.	Stock-Based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2020 and May 31, 2019 was as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Cost of revenue	$20.6	$15.6	$44.6	$32.9
Selling, general and administrative	50.6	38.0	109.2	80.4
Total stock-based compensation expense	$71.2	$53.6	$153.8	$113.3

No stock-based compensation cost was capitalized during the three and six months ended May 31, 2020 and May 31, 2019.
As of May 31, 2020, there was $275.6 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.8 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the six months ended May 31, 2020:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2019	8.2	$47.41
Granted	2.5	$80.04
Vested	(3.8)	$43.58
Forfeited	(0.2)	$59.35
Balance at May 31, 2020	6.7	$61.72

The total fair value of RSUs and RSAs that vested during the six months ended May 31, 2020 was $295.8 million.
Stock Options. The following table summarizes stock option award activity during the six months ended May 31, 2020, as well as stock options outstanding and exercisable as of May 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2019	9.0	$26.81
Exercised	(6.6)	$26.69
Balance at May 31, 2020	2.4	$27.15	1.0	$100.1
Exercisable at May 31, 2020	2.0	$26.90	0.8	$86.7

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on May 31, 2020 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on May 31, 2020. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the six months ended May 31, 2020 was approximately $325.4 million.

11.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three and six months ended May 31, 2020 was 6 percent and 2 percent, respectively, compared to 14 percent and 8 percent for the three and six months ended May 31, 2019. The low tax rates for the three and six months ended May 31, 2020 are primarily due to tax benefits associated with the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $9 million and $38 million, and excess tax benefits on stock-based compensation of approximately $12 million and $76 million, partially offset by U.S. minimum tax impacts of approximately $20 million and $31 million, respectively. The low 2019 tax rates are primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $6 million and $18 million, respectively, for the three and six months ended May 31, 2019, as well as a change in partnership basis related to intangible assets of approximately $7 million.

12.	Pensions and Postretirement Benefits

During the first quarter of 2020, we incurred settlement expense of approximately $11.6 million related to lump-sum distributions to participants in our U.S. RIP, SIP, and U.K. RIP plans. We also converted to termination accounting for our U.K. RIP at the end of the first quarter, which resulted in an expense recognition of actuarial loss in excess of corridor of approximately $9.6 million.

During the second quarter of 2020, we transferred our U.S. RIP annuity liability and our U.K. RIP liability to third-party insurers, which resulted in additional settlement expense of approximately $8.9 million.

13.	Commitments and Contingencies

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

14.	Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and six months ended May 31, 2020 and May 31, 2019 were calculated as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Weighted-average shares outstanding:
Shares used in basic EPS calculation	397.0	400.5	396.4	399.3
Effect of dilutive securities:
RSUs/RSAs	1.2	1.6	2.5	2.3
Stock options	1.9	7.2	3.2	7.1
Shares used in diluted EPS calculation	400.1	409.3	402.1	408.7

Approximately 1.8 million weighted-average potentially dilutive equity awards were excluded from the dilution calculation above because they would have had an antidilutive effect on earnings per share.

Share Repurchase Programs

In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This program replaced the previous share repurchase program that was originally set to terminate on November 30, 2019, but was early terminated by our Board of Directors. This October 2019 share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of May 31, 2020, we had $1.75 billion remaining available to repurchase under the program.

In December 2019, we funded a $500 million accelerated share repurchase (“ASR”) agreement with a scheduled termination date in the first quarter of 2020. Upon funding of the ASR, we received an initial delivery of 5.547 million shares. At the completion of the ASR in February 2020, we received an additional 0.944 million shares.

In March 2020, we funded a $250 million ASR agreement with a scheduled termination date in the second quarter of 2020. Upon funding of the ASR, we received an initial delivery of 2.807 million shares. At the completion of the ASR in May 2020, we received an additional 1.214 million shares.

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

On April 16, 2020, our Board of Directors approved a cash dividend of $0.17 per common share issued and outstanding to the holders of record as of April 30, 2020. A cash dividend of $67.6 million was paid on May 15, 2020, and dividend equivalents of $1.2 million were accrued on unvested equity awards. The total $68.8 million associated with the dividend was recorded as a reduction to retained earnings.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our condensed consolidated balance sheets.

15.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three and six months ended May 31, 2019 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2018	$(288.5)	$(9.9)	$(0.5)	$(298.9)
Other comprehensive income (loss) before reclassifications	135.7	—	(1.7)	134.0
Reclassifications from AOCI to income	—	—	0.2	0.2
Balance at February 28, 2019	$(152.8)	$(9.9)	$(2.0)	$(164.7)
Other comprehensive loss	(175.7)	—	(1.9)	(177.6)
Balance at May 31, 2019	$(328.5)	$(9.9)	$(3.9)	$(342.3)

The following table summarizes the changes in AOCI by component (net of tax) for the three and six months ended May 31, 2020 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2019	$(242.3)	$(15.6)	$(3.7)	$(261.6)
Other comprehensive loss before reclassifications	(35.6)	—	(0.7)	(36.3)
Reclassifications from AOCI to income	—	4.9	0.8	5.7
Balance at February 29, 2020	$(277.9)	$(10.7)	$(3.6)	$(292.2)
Other comprehensive loss before reclassifications	(131.0)	0.8	(0.7)	(130.9)
Reclassifications from AOCI to income	—	9.9	1.0	10.9
Balance at May 31, 2020	$(408.9)	$—	$(3.3)	$(412.2)

16.	Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Financial Services, Transportation, Resources, and CMS. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and six months ended May 31, 2020 and May 31, 2019. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Revenue
Financial Services	$443.5	$432.9	$879.5	$842.1
Transportation	243.2	318.6	540.4	606.7
Resources	219.0	249.4	444.6	466.2
CMS	120.9	134.6	242.9	266.9
Total revenue	$1,026.6	$1,135.5	$2,107.4	$2,181.9

Adjusted EBITDA
Financial Services	$231.3	$205.6	$436.7	$388.8
Transportation	101.6	136.6	219.6	250.9
Resources	96.2	109.2	186.4	202.4
CMS	35.0	29.3	64.4	58.7
Shared services	(10.1)	(15.7)	(21.5)	(27.7)
Total Adjusted EBITDA	$454.0	$465.0	$885.6	$873.1

Reconciliation to the condensed consolidated statements of operations:
Interest income	0.2	0.6	0.6	1.0
Interest expense	(60.0)	(65.8)	(121.2)	(132.7)
Provision for income taxes	(4.7)	(24.2)	(9.0)	(23.3)
Depreciation	(56.4)	(49.4)	(107.5)	(96.0)
Amortization related to acquired intangible assets	(93.0)	(94.6)	(187.2)	(190.3)
Stock-based compensation expense	(71.2)	(53.6)	(153.8)	(113.3)
Restructuring and impairment charges	(81.3)	(1.7)	(85.8)	(9.9)
Acquisition-related costs	(2.1)	(6.0)	(2.8)	(13.5)
Acquisition-related performance compensation	(4.5)	(15.4)	(4.7)	(30.7)
Loss on debt extinguishment	—	(5.8)	—	(6.0)
Gain on sale of assets	(1.4)	—	370.9	—
Pension mark-to-market and settlement expense	(8.8)	—	(30.0)	—
Share of joint venture results not attributable to Adjusted EBITDA	0.1	(0.2)	(0.2)	(0.3)
Adjusted EBITDA attributable to noncontrolling interest	0.8	0.9	1.8	1.4
Net income attributable to IHS Markit Ltd.	$71.7	$149.8	$556.7	$259.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To best serve our customers, we are organized into the following four industry-focused segments:

•	Financial Services, which includes our financial Information, Solutions, and Processing product offerings;

•	Transportation, which includes our Automotive and Maritime & Trade product offerings;

•	Resources, which includes our Upstream, Downstream, Power, Chemical, and Agricultural product offerings;

•	Consolidated Markets & Solutions, which includes our Product Design; Economics & Country Risk (“ECR”), and Rootmetrics product offerings.

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

Our recurring fixed revenue and recurring variable revenue represented approximately 88 percent of our total revenue for the six months ended May 31, 2020. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For the six months ended May 31, 2020, we focused our efforts on the following actions:

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

•
Respond effectively to the COVID-19 pandemic. In response to the COVID-19 pandemic, we have strengthened our position as a trusted partner with customers by helping them assess, plan, and respond to the challenges within each of their markets. From an employee standpoint, we transitioned to a global work-at-home model and believe that employee productivity has maintained during this period. We also took proactive cost reduction actions to address both near-term necessities and long-term optimization opportunities. These actions will help us to protect against further downside revenue risk, if needed, and to invest in additional initiatives to support our long-term growth. We continue to carefully monitor and evaluate the potential length and depth of the COVID-19 pandemic and its economic impact on our financial condition and results of operations.

In early March 2020, we cancelled all of our large customer events scheduled for the second quarter of 2020. The cancellation of those events reduced non-recurring revenue by approximately $50 million. In our Transportation segment, we saw a near-term disruption to consumer spending that impacted our automotive customers, and we voluntarily provided temporary price relief for our dealer customers in an effort to mitigate the sudden negative impact on their sales. In our Resources segment, we experienced pressure as a result of significantly lower oil prices and the related decrease in capital expenditure spending. We anticipate a continuing adverse impact on our Resources revenue as our annual subscription contracts come up for renewal and our customers focused on cost management make decisions about the amount of products and services they purchase from us. In our Financial Services segment, we experienced lower revenue within certain of our Solutions product offerings due to some services being delayed.

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

In addition to measuring and reporting revenue by segment, we also measure and report revenue by transaction type. Understanding revenue by transaction type helps us identify and address broad changes in product mix. We summarize our transaction type revenue into the following three categories:

•
Recurring fixed revenue represents revenue generated from contracts specifying a relatively fixed fee for services delivered over the life of the contract. The initial term of these contracts is typically annual (with some longer-term arrangements) and non-cancellable for the term of the subscription, and may contain provisions for minimum monthly payments. The fixed fee is typically paid annually or more periodically in advance. These contracts typically consist of subscriptions to our various information offerings and software maintenance, which provide continuous access to our platforms and associated data over the contract term. Subscription revenue is usually recognized ratably over the contract term or, for term-based software license arrangements, annually on renewal.

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

Results of Operations

Total Revenue

Revenue for the three and six months ended May 31, 2020, decreased 10 percent and 3 percent, respectively, compared to the three and six months ended May 31, 2019. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2020 to the three and six months ended May 31, 2019.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Second quarter 2020 vs. Second quarter 2019	(7)%	(2)%	(1)%
Year-to-date 2020 vs. Year-to-date 2019	(1)%	(2)%	—%

Organic revenue growth in the Financial Services and CMS segments for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, was more than offset by organic revenue declines in the Transportation and Resources segments, due to the current economic environment impacting primarily the dealer-facing products in Transportation and Upstream products in Resources, as well as our event cancellations in the second quarter of 2020. Excluding the impact of our event cancellations, organic revenue declined 3 percent and grew 1 percent for the three and six months ended May 31, 2020, respectively.

The acquisitive revenue change for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, was primarily due to the A&D divestiture and sale of our TMT market intelligence assets, partially offset by the Agribusiness acquisition.

Foreign currency had a negligible effect on revenue growth for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019. Due to the extent of our global operations, foreign currency movements could positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2020	2019		2020	2019
Revenue:
Financial Services	$443.5	$432.9	2%	$879.5	$842.1	4%
Transportation	243.2	318.6	(24)%	540.4	606.7	(11)%
Resources	219.0	249.4	(12)%	444.6	466.2	(5)%
CMS	120.9	134.6	(10)%	242.9	266.9	(9)%
Total revenue	$1,026.6	$1,135.5	(10)%	$2,107.4	$2,181.9	(3)%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Change in revenue
	Second quarter 2020 vs. Second quarter 2019			Year-to-date 2020 vs. Year-to-date 2019
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Financial Services	3%	—%	(1)%	5%	—%	—%
Transportation	(18)%	(5)%	—%	(5)%	(5)%	—%
Resources	(14)%	2%	(1)%	(7)%	3%	—%
CMS	2%	(11)%	(1)%	2%	(11)%	—%

Financial Services revenue for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, increased organically from strength across our Information and Processing product offerings, while Solutions product offerings had lower growth. Within our Information product offerings, organic revenue growth was led by our core pricing, valuation, equities, and indices offerings. Within our Solutions product offerings, organic revenue growth was slightly negative in the three months ended May 31, 2020, due to a difficult year-over-year comparison and some services being delayed, but was partially offset by continued strength in private capital markets and corporate actions offerings. Within our Processing product offerings, organic revenue growth was led by increased derivative processing activity as a result of increased market volatility.

Transportation revenue for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, experienced a significant slowdown in organic growth as a result of the COVID-19 impact on our automotive offerings. Revenue from the dealer-facing portion of our automotive offerings was negatively impacted by our temporary price relief for dealer customers, a pause in new sales activity, and cancellations from financially distressed customers. Non-recurring organic revenue growth was also down for the three and six months ended May 31, 2020, reflecting lower recall and marketing revenues. Our automotive product offerings continue to provide the largest contribution to Transportation revenue, and our diversification in used and new car product offerings allows for balanced opportunities for growth. A portion of our Transportation revenue decline was also due to the cancellation of certain Maritime events; excluding the events cancellations, Transportation organic revenue declined 16 percent and 4 percent for the three and six months ended May 31, 2020.

Resources revenue for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, experienced significant organic revenue declines, primarily as a result of the cancellation of our annual CERAWeek event in March 2020. Excluding events cancellations, our Resources segment for the three months ended May 31, 2020, had a 1 percent organic revenue decline, comprised of 1 percent recurring growth, offset by 15 percent non-recurring decline. Excluding events cancellations, organic revenue growth was flat for the six months ended May 31, 2020. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, decreased $20 million in the second quarter and declined approximately 1 percent on a trailing annual basis. As a result of COVID-19 and the current economic environment, we anticipate continued pressure on the Upstream portion of our Resources organic revenue growth over the near term.

CMS revenue for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, increased primarily due to revenue growth from our Product Design product offerings, partially offset by weakness in our TMT product offerings.

Revenue by Transaction Type

	Three months ended May 31,		Percentage change		Six months ended May 31,		Percentage change
(in millions, except percentages)	2020	2019	Total	Organic	2020	2019	Total	Organic
Revenue:
Recurring fixed	$755.2	$785.2	(4)%	(1)%	$1,559.3	$1,552.4	—%	3%
Recurring variable	158.0	145.0	9%	10%	304.8	281.0	8%	9%
Non-recurring	113.4	205.3	(45)%	(40)%	243.3	348.5	(30)%	(26)%
Total revenue	$1,026.6	$1,135.5	(10)%	(7)%	$2,107.4	$2,181.9	(3)%	(1)%

As a percent of total revenue:
Recurring fixed	74%	69%			74%	71%
Recurring variable	15%	13%			14%	13%
Non-recurring	11%	18%			12%	16%

Recurring fixed revenue organic growth decreased 1 percent and increased 3 percent for the three and six months ended May 31, 2020, respectively, compared to the three and six months ended May 31, 2019, largely due to contributions from our Financial Services recurring offerings. Recurring variable revenue was composed entirely of Financial Services revenue.

The non-recurring organic revenue decline for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, was significantly impacted by the cancellation of our large customer events in the second quarter of 2020, which negatively impacted non-recurring revenue by approximately $50 million. We also experienced lower OEM activity within our Transportation segment, lower energy consulting, and a difficult year-over-year comparison in Financial Services. We anticipate continued headwinds in non-recurring organic revenue growth for the near future as customers evaluate their various information and advisory needs. Excluding the events cancellations, organic revenue declined 26 percent and 16 percent for the three and six months ended May 31, 2020.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2020	2019		2020	2019
Operating expenses:
Cost of revenue	$388.3	$428.0	(9)%	$804.1	$827.8	(3)%
SG&A expense	258.1	293.3	(12)%	574.3	593.6	(3)%
Total cost of revenue and SG&A expense	$646.4	$721.3	(10)%	$1,378.4	$1,421.4	(3)%

Depreciation and amortization expense	$149.4	$144.0	4%	$294.7	$286.3	3%

As a percent of revenue:
Total cost of revenue and SG&A expense	63%	64%		65%	65%
Depreciation and amortization expense	15%	13%		14%	13%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The decreases in absolute total cost of revenue and SG&A expense were largely due to the execution of our cost reduction activities we put in place at the onset of the COVID-19 pandemic.

Within our cost of revenue and SG&A expense, stock-based compensation expense increased by approximately $18 million and $41 million for the three and six months ended May 31, 2020, respectively, compared to the three and six months ended May 31, 2019, which was largely due to our higher share price, related employer tax impacts associated with the exercise of stock options, and accelerations for employees impacted by cost reduction activities.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, depreciation and amortization expense increased on an absolute and percentage basis primarily because of capitalized software development investments.

Restructuring and Impairment Charges

Please refer to Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our recent cost reduction initiatives. During the three and six months ended May 31, 2020, we recorded approximately $81.3 million and $85.8 million, respectively, of direct and incremental costs associated with restructuring and impairment charges, including employee severance and the abandonment or partial abandonment of various office locations around the world.

Acquisition-Related Costs

Please refer to Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three and six months ended May 31, 2020, we recorded approximately $6.6 million and $7.5 million, respectively, of direct and incremental costs associated with acquisition and divestiture activities.

Segment Adjusted EBITDA

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2020	2019		2020	2019
Adjusted EBITDA:
Financial Services	$231.3	$205.6	13%	$436.7	$388.8	12%
Transportation	101.6	136.6	(26)%	219.6	250.9	(12)%
Resources	96.2	109.2	(12)%	186.4	202.4	(8)%
CMS	35.0	29.3	19%	64.4	58.7	10%
Shared services	(10.1)	(15.7)		(21.5)	(27.7)
Total Adjusted EBITDA	$454.0	$465.0	(2)%	$885.6	$873.1	1%

As a percent of segment revenue:
Financial Services	52%	47%		50%	46%
Transportation	42%	43%		41%	41%
Resources	44%	44%		42%	43%
CMS	29%	22%		27%	22%

For the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, Adjusted EBITDA decreased for the three months ended May 31, 2020, and increased for the six months ended May 31, 2020, primarily due to the leverage in our business model and cost reduction efforts, partially offset by the sale of our A&D business line and the impact of the COVID-19 pandemic and economic disruption on our revenue growth. We continue to focus our efforts on organic revenue growth and cost management to improve overall margins. Financial Services segment Adjusted EBITDA and associated margin continued to increase because of organic revenue growth and favorable product mix. We expect some moderation in Financial Services margin due to increased investment and an anticipated increase in lower margin services revenue. The decline in Adjusted EBITDA for the Transportation segment was due to the significant slowdown in revenue activity as a result of the COVID-19 pandemic, as well as the divestiture of the A&D business line. Resources Adjusted EBITDA and associated margin decreased due to the slowdown in organic revenue growth.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three and six months ended May 31, 2020 was 6 percent and 2 percent, respectively, compared to 14 percent and 8 percent for the three and six months ended May 31, 2019. The low tax rates for the three and six months ended May 31, 2020 are primarily due to tax benefits associated with the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $9 million and $38 million, and excess tax benefits on stock-based compensation of approximately $12 million and $76 million, partially offset by U.S. minimum tax impacts of approximately $20 million and $31 million, respectively. The low 2019 tax rates are primarily due to tax benefits associated with excess tax benefits on stock-based compensation of approximately $6 million and $18 million, respectively, for the three and six months ended May 31, 2019, as well as a change in partnership basis related to intangible assets of approximately $7 million.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and six months ended May 31, 2020 and May 31, 2019.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2020	2019		2020	2019
Net income attributable to IHS Markit Ltd.	$71.7	$149.8	(52)%	$556.7	$259.5	115%
Interest income	(0.2)	(0.6)		(0.6)	(1.0)
Interest expense	60.0	65.8		121.2	132.7
Provision for income taxes	4.7	24.2		9.0	23.3
Depreciation	56.4	49.4		107.5	96.0
Amortization	93.0	94.6		187.2	190.3
EBITDA	$285.6	$383.2	(25)%	$981.0	$700.8	40%
Stock-based compensation expense	71.2	53.6		153.8	113.3
Restructuring and impairment charges	81.3	1.7		85.8	9.9
Acquisition-related costs	2.1	6.0		2.8	13.5
Consideration related to acquisition earn-out	4.5	15.4		4.7	30.7
Loss on debt extinguishment	—	5.8		—	6.0
Loss (gain) on sale of assets	1.4	—		(370.9)	—
Pension mark-to-market and settlement expense	8.8	—		30.0	—
Share of joint venture results not attributable to Adjusted EBITDA	(0.1)	0.2		0.2	0.3
Adjusted EBITDA attributable to noncontrolling interest	(0.8)	(0.9)		(1.8)	(1.4)
Adjusted EBITDA	$454.0	$465.0	(2)%	$885.6	$873.1	1%
Adjusted EBITDA as a percentage of revenue	44.2%	41.0%		42.0%	40.0%

Our Adjusted EBITDA margin performance for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, increased primarily because of cost reduction efforts to moderate the negative impact of revenue declines. We expect to drive full-year margin improvement, albeit from lower revenue growth and tighter cost management activities as a result of COVID-19 and the current economic environment. These near-term pressures may adversely affect our ability to grow Adjusted EBITDA as quickly as anticipated in the near term.

Financial Condition

(In millions, except percentages)	As of May 31, 2020	As of November 30, 2019	Dollar change	Percentage change
Accounts receivable, net	$876.1	$890.7	$(14.6)	(2)%
Accrued compensation	$95.4	$215.2	$(119.8)	(56)%
Deferred revenue	$945.9	$879.7	$66.2	8%

The decrease in accounts receivable was primarily due to lower billings in the second quarter of 2020, while the deferred revenue increase was primarily due to higher billings in the first quarter of 2020. Accrued compensation decreased primarily due to the 2019 bonus payout made in the first quarter of 2020, partially offset by the current year accrual.

Liquidity and Capital Resources

As of May 31, 2020, we had cash and cash equivalents of $207.8 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $5.39 billion of debt as of May 31, 2020, consisting primarily of $497.0 of revolving facility debt and $4.68 billion of senior notes. As of May 31, 2020, we had approximately $751.7 million available under our revolving credit facility.

Our interest expense for the three and six months ended May 31, 2020, compared to the three and six months ended May 31, 2019, decreased primarily because of lower floating interest rates in 2020 compared to the prior year.

Our Board of Directors approved quarterly cash dividends of $0.17 per share during each of the first and second quarter of 2020, which resulted in approximately $135.3 million of cash payouts during 2020.

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

Based on our cash, debt, and cash flow positions, we believe that we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, amount of share repurchases and dividends, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. Given current market conditions as a result of COVID-19, we are focused on maintaining high levels of liquidity and capital structure flexibility. We maintain a solid balance sheet, investor grade rating, a well-positioned debt maturity ladder, and a strong diversified bank group. We expect to return to share repurchases later this year or early next year while maintaining our capital policy target of operating within our 2.0-3.0x gross leverage range.

Cash Flows

	Six months ended May 31,
(In millions, except percentages)	2020	2019	Dollar change	Percentage change
Net cash provided by operating activities	$397.7	$612.7	$(215.0)	(35)%
Net cash provided by (used in) investing activities	$287.3	$(172.1)	$459.4	(267)%
Net cash used in financing activities	$(562.3)	$(427.4)	$(134.9)	32%

The decrease in net cash provided by operating activities was primarily due to $75.9 million of payments for acquisition-related performance compensation associated with the aM acquisition described in Note 2, as well as distributions associated with the settlement of our U.S. and U.K. pension plans, incremental cash tax payments associated with recent divestiture activity, and negative impacts on working capital from the current market conditions.

The increase in net cash provided by investing activities was primarily due to the sale of the A&D business line.

The increase in net cash used in financing activities is primarily due to the $750 million in share repurchases and our dividend payout, partially offset by increased proceeds from stock option exercises.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In millions, except percentages)	2020	2019	Dollar change	Percentage change
Net cash provided by operating activities	$397.7	$612.7
Payments for acquisition-related performance compensation	75.9	—
Capital expenditures on property and equipment	(147.6)	(129.9)
Free cash flow	$326.0	$482.8	$(156.8)	(32)%

The decrease in free cash flow was primarily due to higher capital expenditure activity, distributions associated with the settlement of our U.S. and U.K. pension plans, incremental cash tax payments associated with recent divestitures, and negative impacts on working capital from the current market conditions. The payments for acquisition-related performance compensation are associated with the exercise of put provisions by aM equity interest holders, as further described in Note 2. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the current status of our debt arrangements.

Share Repurchase Programs

Please refer to Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and to Part II, Item 2 in this Quarterly Report on Form 10-Q for a discussion of our share repurchase programs.

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

Our 2019 revolving facility and 2019 credit agreement are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of May 31, 2020, we had $747 million of floating-rate debt at a 1.37 percent weighted-average interest rate. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $4.5 million ($7.5 million without giving effect to any of our interest rate swaps).

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended November 30, 2019, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended February 29, 2020.

The COVID-19 pandemic has had and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread, including travel bans and restrictions, social distancing, quarantines, and business shutdowns, have caused significant economic disruption and adversely impacted the global economy, leading to reduced consumer spending and disruptions and volatility in the global financial and commodities markets. Even if such measures are relaxed at any point, they may be put back into place or increased if the spread of the pandemic continues or increases in the future. As a result of these measures and the general economic disruption, we experienced a decrease to our revenue in the second quarter of 2020, particularly in our Resources and Transportation segments. For example, we cancelled our large customer events scheduled for the second quarter of 2020, offered voluntary price relief for dealer customers in our Transportation segment, and experienced a pause in new sales activity and cancellations from financially distressed customers. Continued economic disruption or an extended economic recession may also cause lower activity levels in the end markets we service or declining financial performance of our customers, which could result in lower demand, cancellations, reductions, or delays for our products and services. As a result of COVID-19 and the current economic environment, we may experience continued pressure on organic revenue growth over the near term until economic conditions improve. A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and future policy decisions made by governments across the globe as they react to evolving local and global conditions. We continue to work with our stakeholders (including customers, employees, suppliers, business partners, and local communities) to attempt to mitigate this global pandemic on our business. These mitigation efforts have included implementing our business continuity program in which we transitioned to a global work-at-home model, proactively reducing costs intended to allow us to protect against further downside revenue risk, and investing in additional initiatives to support our long-term growth, while also focusing on maintaining liquidity and capital structure flexibility. However, we cannot assure you that we will be successful in any of these mitigation efforts. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, or cash flows, it may also have the effect of heightening many of the other risks described in “Risk Factors” set forth in our annual report on Form 10-K for the year ended November 30, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
March 1 - March 31, 2019:
Employee transactions (1)	3,413	$62.71	N/A	N/A
Share repurchase program (2)	2,807,412	$62.17	2,807,412	$1,750.0
April 1 - April 30, 2020:
Employee transactions (1)	5,899	$65.43	N/A	N/A
May 1 - May 31, 2020:
Employee transactions (1)	16,531	$68.03	N/A	N/A
Share repurchase program (2)	1,213,567	$62.17	1,213,567	$1,750.0
Total share repurchases	4,046,822	$62.20	4,020,979

For the second quarter of 2020, we repurchased approximately $252 million of common shares, including $250 million in open market share repurchases (described in note (2) below), and approximately $1.7 million in employee transactions (described in note (1) below).

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

In March 2020, we funded a $250 million accelerated share repurchase (“ASR”) with a scheduled termination date in the second quarter of 2020. Upon funding of the ASR, we received an initial delivery of 2.807 million shares. At the completion of the ASR in May 2020, we received an additional 1.214 million shares. The average price paid per share presented above reflects the average price for the 4.021 million total shares repurchased through the ASR.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS paid an annual fee of approximately $40,000 through December 2019. The procurement of this information was exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. GTIS did not renew its subscription for calendar year 2020 and no longer receives the trade data sourced from Iran. No sales were attributable to Iranian trade data in the second quarter of 2020. Subject to any changes in the exempt status of such activities, we may, in the future, resume these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
10.1
First Amendment to Credit Agreement, dated as of April 3, 2020, by and among IHS Markit Ltd., as the borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 6, 2020)

10.2+
IHS Markit Ltd. Summary of Revised 2020 and 2021 Non-Employee Director Compensation Program (Effective May 1, 2020) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 20, 2020)

10.3+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2020 Form of Restricted Share Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 20, 2020)

10.4+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2020 Form of Deferred Share Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 20, 2020)

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

* Filed herewith.
+ Compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2020.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer