Form 10-Q
period 2020-08-31
IHS Markit Ltd.
filed 2020-09-29
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of August 31, 2020, there were 398,358,566 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

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

PART I.   FINANCIAL INFORMATION
Item 1.Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	August 31, 2020	November 30, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$156.8	$111.5
Accounts receivable, net	859.7	890.7
Deferred subscription costs	81.7	72.1
Assets held for sale	—	115.3
Other current assets	127.8	118.2
Total current assets	1,226.0	1,307.8
Non-current assets:
Property and equipment, net	703.7	658.2
Operating lease right-of-use assets, net	333.7	—
Intangible assets, net	3,941.3	4,169.0
Goodwill	9,908.5	9,836.3
Deferred income taxes	17.8	17.8
Other	102.6	98.1
Total non-current assets	15,007.6	14,779.4
Total assets	$16,233.6	$16,087.2
Liabilities and equity
Current liabilities:
Short-term debt	$251.1	$251.1
Accounts payable	22.8	59.7
Accrued compensation	147.4	215.2
Other accrued expenses	437.3	479.1
Income tax payable	25.4	58.5
Deferred revenue	887.2	879.7
Operating lease liabilities	67.1	—
Liabilities held for sale	—	25.9
Total current liabilities	1,838.3	1,969.2
Long-term debt, net	4,707.6	4,874.4
Deferred income taxes	660.4	667.2
Operating lease liabilities	310.5	—
Other liabilities	109.9	145.5
Commitments and contingencies
Redeemable noncontrolling interests	14.0	15.1
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 480.1 and 476.3 issued, and 398.4 and 398.3 outstanding at August 31, 2020 and November 30, 2019, respectively	4.8	4.8
Additional paid-in capital	7,787.9	7,769.4
Treasury shares, at cost: 81.7 and 78.0 at August 31, 2020 and November 30, 2019, respectively	(2,852.1)	(2,391.8)
Retained earnings	3,759.7	3,295.0
Accumulated other comprehensive loss	(107.4)	(261.6)
Total shareholders' equity	8,592.9	8,415.8
Total liabilities and equity	$16,233.6	$16,087.2
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Revenue	$1,073.2	$1,112.3	$3,180.6	$3,294.2
Operating expenses:
Cost of revenue	385.6	419.7	1,189.7	1,247.5
Selling, general and administrative	258.7	295.4	833.0	889.0
Depreciation and amortization	147.6	144.7	442.3	431.0
Restructuring and impairment charges	12.1	1.1	97.9	11.0
Acquisition-related costs	8.7	23.4	16.2	67.6
Other income, net	(0.7)	(114.8)	(374.7)	(108.4)
Total operating expenses	812.0	769.5	2,204.4	2,537.7
Operating income	261.2	342.8	976.2	756.5
Interest income	0.2	0.6	0.8	1.6
Interest expense	(57.7)	(63.2)	(178.9)	(195.9)
Net periodic pension and postretirement expense	—	(0.2)	(30.4)	(0.7)
Non-operating expense, net	(57.5)	(62.8)	(208.5)	(195.0)
Income from continuing operations before income taxes and equity in loss of equity method investees	203.7	280.0	767.7	561.5
Provision for income taxes	(39.9)	(240.6)	(48.9)	(263.9)
Equity in loss of equity method investees	(0.1)	(0.2)	(0.3)	(0.5)
Net income	163.7	39.2	718.5	297.1
Net (income) loss attributable to noncontrolling interest	(0.8)	0.9	1.1	2.5
Net income attributable to IHS Markit Ltd.	$162.9	$40.1	$719.6	$299.6

Basic earnings per share attributable to IHS Markit Ltd.	$0.41	$0.10	$1.81	$0.75
Weighted average shares used in computing basic earnings per share	397.8	401.2	396.8	399.9

Diluted earnings per share attributable to IHS Markit Ltd.	$0.41	$0.10	$1.79	$0.73
Weighted average shares used in computing diluted earnings per share	401.1	410.9	401.8	409.4

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Net income	$163.7	$39.2	$718.5	$297.1
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	1.5	(0.7)	1.9	(4.1)
Net pension liability adjustment (2)	—	—	15.6	—
Foreign currency translation adjustment	303.3	(115.6)	136.7	(155.6)
Total other comprehensive income (loss)	304.8	(116.3)	154.2	(159.7)
Comprehensive income (loss)	$468.5	$(77.1)	$872.7	$137.4
Comprehensive (income) loss attributable to noncontrolling interest	(0.8)	0.9	1.1	2.5
Comprehensive income (loss) attributable to IHS Markit Ltd.	$467.7	$(76.2)	$873.8	$139.9

(1) Net of tax (expense) benefit of $(0.3) million, $0.1 million, $(0.4) million, and $0.9 million for the three and nine months ended August 31, 2020, and August 31, 2019, respectively.
(2) Net of tax expense of $5.0 million for the nine months ended August 31, 2020.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine months ended August 31,
	2020	2019
Operating activities:
Net income	$718.5	$297.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	442.3	431.0
Stock-based compensation expense	209.8	167.3
Gain on sale of assets	(370.5)	(113.0)
Payments for acquisition-related performance compensation	(75.9)	—
Net periodic pension and postretirement expense	30.4	0.7
Undistributed earnings of affiliates, net	0.6	0.2
Pension and postretirement contributions	(33.2)	(1.1)
Deferred income taxes	(10.9)	109.9
Change in assets and liabilities:
Accounts receivable, net	32.0	(17.5)
Other current assets	(61.2)	(52.7)
Accounts payable	(39.0)	(14.5)
Accrued expenses	(55.8)	10.2
Income tax	(42.1)	106.6
Deferred revenue	6.8	39.0
Other liabilities	48.7	62.4
Net cash provided by operating activities	800.5	1,025.6
Investing activities:
Capital expenditures on property and equipment	(211.8)	(199.9)
Acquisitions of businesses, net of cash acquired	(4.7)	(128.4)
Payments to acquire cost- and equity-method investments	(8.6)	(6.9)
Proceeds from sale of assets	470.0	159.2
Change in other assets	(2.0)	(2.4)
Settlements of forward contracts	12.7	(28.1)
Net cash provided by (used in) investing activities	255.6	(206.5)
Financing activities:
Proceeds from borrowings	539.1	1,984.9
Repayment of borrowings	(712.8)	(2,613.0)
Payment of debt issuance costs	—	(12.3)
Proceeds from noncontrolling interests	—	12.5
Contingent consideration payments	—	(2.2)
Dividends paid	(203.0)	—
Repurchases of common shares	(750.0)	(200.0)
Proceeds from the exercise of employee stock options	217.3	134.1
Payments related to tax withholding for stock-based compensation	(117.6)	(65.9)
Net cash used in financing activities	(1,027.0)	(761.9)
Foreign exchange impact on cash balance	16.2	(53.1)
Net increase in cash and cash equivalents	45.3	4.1
Cash and cash equivalents at the beginning of the period	111.5	120.0
Cash and cash equivalents at the end of the period	$156.8	$124.1

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2018 (Audited)	397.1	$4.7	$7,680.4	$(2,108.8)	$2,743.1	$(298.9)	$8,020.5	$5.9
Adjustment to opening retained earnings related to adoption of ASC Topic 606	—	—	—	—	56.0	—	56.0	—
Share-based award activity	1.7	0.1	8.5	(18.0)	(2.4)	—	(11.8)	—
Option exercises	0.9	—	23.7	—	—	—	23.7	—
Net income (loss)	—	—	—	—	109.7	—	109.7	(0.7)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	12.5
Other comprehensive income	—	—	—	—	—	134.2	134.2	—
Balance at February 28, 2019	399.7	$4.8	$7,712.6	$(2,126.8)	$2,906.4	$(164.7)	$8,332.3	$17.7
Share-based award activity	0.2	—	0.5	50.5	(1.4)	—	49.6	—
Option exercises	1.2	—	32.3	—	—	—	32.3	—
Net income (loss)	—	—	—	—	149.8	—	149.8	(0.9)
Other comprehensive loss	—	—	—	—	—	(177.6)	(177.6)	—
Balance at May 31, 2019	401.1	$4.8	$7,745.4	$(2,076.3)	$3,054.8	$(342.3)	$8,386.4	$16.8
Repurchases of common shares	(3.1)	—	—	(200.0)	—	—	(200.0)	—
Share-based award activity	—	—	(79.3)	124.8	(0.2)	—	45.3	—
Option exercises	3.0	—	79.5	—	—	—	79.5	—
Net income (loss)	—	—	—	—	40.1	—	40.1	(0.9)
Other comprehensive loss	—	—	—	—	—	(116.3)	(116.3)	—
Balance at August 31, 2019	401.0	$4.8	$7,745.6	$(2,151.5)	$3,094.7	$(458.6)	$8,235.0	$15.9

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2019 (Audited)	398.3	$4.8	$7,769.4	$(2,391.8)	$3,295.0	$(261.6)	$8,415.8	$15.1
Repurchases of common shares	(6.5)	—	—	(500.0)	—	—	(500.0)	—
Share-based award activity	2.2	—	(175.8)	134.3	$(21.6)	—	(63.1)	—
Option exercises	4.9	—	130.9	—	—	—	130.9	—
Dividends and dividend equivalents	—	—	—	—	(69.0)	—	(69.0)	—
Net income (loss)	—	—	—	—	485.0	—	485.0	(1.0)
Other comprehensive loss	—	—	—	—	—	(30.6)	(30.6)	—
Balance at February 29, 2020	398.9	$4.8	$7,724.5	$(2,757.5)	$3,689.4	$(292.2)	$8,369.0	$14.1
Repurchases of common shares	(4.0)	—	—	(250.0)	—	—	(250.0)	—
Share-based award activity	0.2	—	(10.9)	85.6	(14.5)	—	60.2	—
Option exercises	1.7	—	46.3	—	—	—	46.3	—
Dividends and dividend equivalents	—	—	—	—	(68.8)	—	(68.8)	—
Net income (loss)	—	—	—	—	71.7	—	71.7	(0.9)
Other comprehensive loss	—	—	—	—	—	(120.0)	(120.0)	—
Balance at May 31, 2020	396.8	$4.8	$7,759.9	$(2,921.9)	$3,677.8	$(412.2)	$8,108.4	$13.2
Share-based award activity	—	—	(12.1)	69.8	(12.1)	—	45.6	—
Option exercises	1.6	—	40.1	—	—	—	40.1	—
Dividends and dividend equivalents	—	—	—	—	(68.9)	—	(68.9)	—
Net income	—	—	—	—	162.9	—	162.9	0.8
Other comprehensive income		—	—	—	—	304.8	304.8	—
Balance at August 31, 2020	398.4	$4.8	$7,787.9	$(2,852.1)	$3,759.7	$(107.4)	$8,592.9	$14.0

See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation and Significant Accounting Policies

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

We utilize operating leases for our various workplaces worldwide, and we also utilize operating leases for our data centers. These leases have remaining terms ranging from one to 12 years, many of which include renewal and early termination options. As of August 31, 2020, we have not considered extension and early termination options in our calculation of the ROU assets and lease liabilities because we do not believe that it is reasonably certain that we will exercise those options. We do not have any significant finance leases.

We determine if an arrangement is a lease at inception. We consider any contract where there is an identified asset that we have the right to control in determining whether the contract contains a lease. ROU assets represent our right to use the underlying assets for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We calculate our incremental borrowing rates by extrapolating our current unsecured bond portfolio across the maturity ladder and adjusting the resultant corporate rate for the estimated spread for a secured borrowing and for foreign currencies, as appropriate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in operating lease right-of-use assets, net, and current and non-current operating lease liabilities in the condensed consolidated balance sheets.

The following table shows the cumulative effect of the changes made to the December 1, 2019 consolidated balance sheet for the adoption of ASC Topic 842 related to lease contracts that were in effect at the time of adoption (in millions):

	November 30, 2019	Adjustments due to adoption of ASC Topic 842	December 1, 2019
Other current assets	$3.4	$(3.4)	$—
Operating lease right-of-use assets, net	$—	$380.7	$380.7
Other accrued expenses	$(9.6)	$9.6	$—
Operating lease liabilities, current	$—	$(63.9)	$(63.9)
Operating lease liabilities, non-current	$—	$(350.6)	$(350.6)
Other liabilities	$(27.6)	$27.6	$—

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

2.Business Combinations and Divestitures

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

automotiveMastermind equity interests acquisition. In September 2017, we acquired automotiveMastermind (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We agreed to pay cash to acquire the interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We have classified this expense as acquisition-related costs within the condensed consolidated statements of operations and we have classified the associated accrued liability within other accrued expenses and other liabilities in the condensed consolidated balance sheets. In November 2019, the option holders exercised the put provision on 62.5 percent of their remaining 22 percent interest in the business for $75.9 million in cash, which we paid in December 2019. We estimate the compensation expense associated with the remaining equity interests to be approximately $70 to $75 million, of which approximately $39.5 million has been recognized as of August 31, 2020. During the first quarter of 2020, due to a forfeiture and subsequent reallocation of equity interests to the remaining option holders, we reversed previously recognized expense for the forfeited interests, which resulted in negligible total first quarter 2020 acquisition-related performance compensation. We will recognize the expense associated with the reallocated interests over the remaining life of the options, through September 2022.

3.Revenue

We disaggregate our revenue by segment (as described in Note 16) and by transaction type according to the following categories:

•Recurring fixed revenue represents revenue generated from contracts specifying a relatively fixed fee for services delivered over the life of the contract. The initial term of these contracts is typically annual (with some longer-term arrangements) and non-cancellable for the term of the subscription, and may contain provisions for minimum monthly payments. The fixed fee is typically paid annually or more periodically in advance. These contracts typically consist of subscriptions to our various information offerings and software maintenance, which provide continuous access to our platforms and associated data over the contract term. Subscription revenue is usually recognized ratably over the contract term or, for term-based software license arrangements, annually on renewal.

•Recurring variable revenue represents revenue from contracts that specify a fee for services, which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value, and revenue is recognized based on the specific factor used (e.g., for usage-based contracts, we recognize revenue in line with usage in the period). Most of these contracts have an initial term ranging from one to five years, with auto-renewal periods thereafter. Recurring variable revenue was derived entirely from the Financial Services segment for all periods presented.

•Non-recurring revenue represents consulting, services, single-document product sales, perpetual license sales and associated services, conferences and events, and advertising. Revenue for services and other non-recurring revenue is recognized upon completion of the associated performance obligation.

The following table presents our revenue by transaction type (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Recurring fixed revenue	$796.2	$799.9	$2,355.5	$2,352.3
Recurring variable revenue	153.0	144.4	457.8	425.4
Non-recurring revenue	124.0	168.0	367.3	516.5
Total revenue	$1,073.2	$1,112.3	$3,180.6	$3,294.2

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $21.6 million as of August 31, 2020 and $39.8 million as of November 30, 2019, and are recorded in accounts receivable, net, in the condensed consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. Billings represent amounts that were paid in advance or due from customers. We record our contract liabilities as deferred revenue in the condensed consolidated balance sheets.

The following table provides a reconciliation of our contract liabilities as of August 31, 2020 (in millions):

Balance at November 30, 2019	$879.7
Billings	2,435.8
Revenue recognized	(2,428.3)
Balance at August 31, 2020	$887.2

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

4.Leases

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for our operating leases for the three and nine months ended August 31, 2020 (in millions):

	Three months ended August 31, 2020	Nine months ended August 31, 2020
Lease cost:
Operating lease cost	$16.7	$50.3
Variable lease cost	$1.7	$4.9

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16.3	$49.1

As of August 31, 2020:
Weighted-average remaining lease term		7.9 years
Weighted-average discount rate		1.9%

As of August 31, 2020, maturities of operating lease liabilities under non-cancellable arrangements were as follows (in millions):

Year	Amount
Remainder of 2020	$22.8
2021	70.2
2022	55.9
2023	48.9
2024	43.9
Thereafter	165.8
Total future minimum operating lease payments	407.5
Imputed interest	(29.9)
Total operating lease liability	$377.6

5.Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2020 and November 30, 2019 (in millions):

	As of August 31, 2020			As of November 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$3,508.3	$(759.7)	$2,748.6	$3,476.1	$(628.7)	$2,847.4
Developed technology	966.6	(270.6)	696.0	949.6	(208.9)	740.7
Information databases	596.1	(354.3)	241.8	591.6	(310.9)	280.7
Trademarks	490.2	(245.2)	245.0	487.0	(203.0)	284.0
Developed computer software	68.8	(61.0)	7.8	76.3	(62.9)	13.4
Other	4.1	(2.0)	2.1	4.1	(1.3)	2.8
Total intangible assets	$5,634.1	$(1,692.8)	$3,941.3	$5,584.7	$(1,415.7)	$4,169.0

Intangible assets amortization expense was $93.1 million and $280.3 million for the three and nine months ended August 31, 2020, compared to $93.2 million and $283.5 million for the three and nine months ended August 31, 2019. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2020 (in millions):

Year	Amount
Remainder of 2020	$94.4
2021	$373.8
2022	$357.5
2023	$344.9
2024	$325.7
Thereafter	$2,445.0
Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2019 to August 31, 2020 was primarily due to current year amortization, as well as foreign currency translation effects.

6.Debt

The following table summarizes total indebtedness, including unamortized premiums, as of August 31, 2020 and November 30, 2019 (in millions):

		August 31, 2020		November 30, 2019
	Maturity Date	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facilities:
2019 revolving facility	November 2024	$67.0	67.0	$237.0	$237.0
2019 credit agreement	April 2021	250.0	250.0	250.0	250.0
Senior Unsecured Notes:
5% senior notes due 2022	November 1, 2022	748.2	805.0	748.2	798.2
4.125% senior notes due 2023	August 1, 2023	499.1	548.0	498.9	528.8
3.625% senior notes due 2024	May 1, 2024	399.2	432.3	398.9	416.4
4.75% senior notes due 2025	February 15, 2025	810.3	912.2	811.8	873.6
4.00% senior notes due 2026	March 1, 2026	500.0	566.0	500.0	530.2
4.75% senior notes due 2028	August 1, 2028	747.8	900.7	747.6	838.4
4.25% senior notes due 2029	May 1, 2029	972.1	1,114.2	974.2	1,026.7
Debt issuance costs		(40.8)		(47.7)
Finance leases		5.8		6.6
Total debt		$4,958.7		$5,125.5
Current portion		(251.1)		(251.1)
Total long-term debt		$4,707.6		$4,874.4

2019 revolving facility. On November 29, 2019, we entered into a $1.25 billion senior unsecured revolving credit agreement (“2019 revolving facility”). Subject to certain conditions, the 2019 revolving facility may be expanded by up to an aggregate of $750 million in additional commitments. Borrowings under the 2019 revolving facility mature in November 2024. The interest rates for borrowings under the 2019 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.625 percent, depending upon our corporate credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.10 percent to 0.25 percent based upon our corporate credit rating. We had approximately $1.3 million of outstanding letters of credit under the 2019 revolving facility as of August 31, 2020, which reduced the available borrowing under the facility by an equivalent amount.

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

As of August 31, 2020, we had approximately $67.0 million of outstanding borrowings under the 2019 revolving facility at a current annual interest rate of 1.41 percent and $250.0 million of outstanding borrowings under the 2019 credit agreement at a current weighted average annual interest rate of 1.18 percent.

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

As of August 31, 2020, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

The carrying value of our variable rate debt instruments approximate their fair value because of the variable interest rates associated with those instruments. The fair values of the senior notes were measured using observable inputs in markets that are not active; consequently, we have classified those notes within Level 2 of the fair value hierarchy.

7.Derivatives

Our business is exposed to various market risks, including interest rate and foreign currency risks. We utilize derivative instruments to help us manage these risks. We do not hold or issue derivatives for speculative purposes.

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding revolving facility debt, we utilize interest rate derivative contracts that effectively swap $200 million of floating rate debt at a 2.93 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in November 2013, and these contracts expire in November 2020.

Because the terms of these swaps and the variable rate debt (as amended or extended over time) effectively coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss (“AOCI”) in our condensed consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other income, net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $679.2 million and $695.0 million as of August 31, 2020 and November 30, 2019, respectively.

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of August 31, 2020, and November 30, 2019, we had assets of $11.6 million and $3.5 million, respectively, which were classified within other current assets, and we had liabilities of $1.9 million and $3.9 million, respectively, which were classified within other accrued expenses and other liabilities.

8.Restructuring and Impairment Charges

In the third quarter of 2020, as a result of continuing cost management efforts started in the second quarter of 2020 to moderate the impact of the COVID-19 pandemic on our business, we incurred additional restructuring charges of approximately $9.8 million across all segments, comprised primarily of employee severance charges. For the nine months ended August 31, 2020, we incurred approximately $87.7 million of restructuring charges, also comprised primarily of employee severance charges.

The following table provides a reconciliation of the restructuring liability, recorded in other accrued expenses, as of August 31, 2020 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination and Other Costs	Total
Balance at November 30, 2019	$2.9	$0.8	$3.7
Add: Restructuring costs incurred	79.4	8.0	87.4
Revision to prior estimates	0.3	—	0.3
Less: Amount paid	(33.2)	(5.4)	(38.6)
Balance at August 31, 2020	$49.4	$3.4	$52.8

As of August 31, 2020, approximately $12.8 million of the remaining restructuring liability was in Resources, $10.1 million in Transportation, $16.1 million in Shared Services, $10.6 million in Financial Services, and the remainder in CMS.

As part of our effort to moderate the impact of the COVID-19 pandemic, we also evaluated our office facilities to determine where we could exit, consolidate, or otherwise optimize our use of office space throughout the company. For the three and nine months ended August 31, 2020, we fully or partially abandoned multiple office locations, recording approximately $2.3 million and $10.2 million, respectively, of impairment charges in accordance with the impairment provisions of ASC Topic 360.

9.Acquisition-Related Costs

During the nine months ended August 31, 2020, we incurred approximately $16.2 million in costs associated with acquisitions and divestitures, primarily related to aM acquisition-related performance compensation of approximately $9.6 million.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of August 31, 2020 (in millions):

	Contract Termination Costs	Other	Total
Balance at November 30, 2019	$8.4	$112.4	$120.8
Add: Costs incurred	0.3	16.9	17.2
Revision to prior estimates	(0.8)	(0.2)	(1.0)
Less: ASC Topic 842 adjustment	(6.6)	—	(6.6)
Less: Amount paid	(0.9)	(88.2)	(89.1)
Balance at August 31, 2020	$0.4	$40.9	$41.3

The ASC Topic 842 transition adjustment is related to the net cease-use liabilities associated with facility abandonments that were reclassified to ROU asset and operating lease liabilities at the transition date. As of August 31, 2020, substantially all of the remaining liability is associated with the aM acquisition-related performance compensation liability described in Note 2.

10.Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2020 and August 31, 2019 was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Cost of revenue	$17.4	$15.6	$62.0	$48.5
Selling, general and administrative	38.6	38.4	147.8	118.8
Total stock-based compensation expense	$56.0	$54.0	$209.8	$167.3
No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2020 and August 31, 2019.
As of August 31, 2020, there was $229.8 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.6 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs). The following table summarizes RSU/RSA activity, including awards with performance and market conditions, during the nine months ended August 31, 2020:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2019	8.2	$47.41
Granted	2.6	$79.95
Vested	(4.0)	$43.54
Forfeited	(0.3)	$61.28
Balance at August 31, 2020	6.5	$62.22
The total fair value of RSUs and RSAs that vested during the nine months ended August 31, 2020 was $308.5 million.
Stock Options. The following table summarizes stock option award activity during the nine months ended August 31, 2020, as well as stock options outstanding and exercisable as of August 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2019	9.0	$26.81
Exercised	(8.1)	$26.70
Balance at August 31, 2020	0.9	$27.84	1.6	$45.2
Exercisable at August 31, 2020	0.7	$27.70	1.5	$37.5
The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on August 31, 2020 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on August 31, 2020. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the nine months ended August 31, 2020 was approximately $402.4 million.

11.Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three and nine months ended August 31, 2020 was 20 percent and 6 percent, respectively, compared to 86 percent and 47 percent for the three and nine months ended August 31, 2019. The varying 2020 rates are primarily due to excess tax benefits on stock-based compensation of approximately $13 million and $89 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $10 million and $48 million, respectively, partially offset by U.S. tax reform impacts of approximately $6 million and $38 million and a U.K. tax rate change that resulted in incremental tax of approximately $23 million for the three and nine months ended August 31, 2020. The high 2019 tax rates are primarily due to the additional one-time tax expense of approximately $200 million associated with U.S. tax reform for the three months and nine months ended August 31, 2019, partially offset by excess tax benefits on stock-based compensation of approximately $20 million and $38 million, respectively.

12.Pensions and Postretirement Benefits

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

13.Commitments and Contingencies

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

14.Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and nine months ended August 31, 2020 and August 31, 2019 were calculated as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Weighted-average shares outstanding:
Shares used in basic EPS calculation	397.8	401.2	396.8	399.9
Effect of dilutive securities:
RSUs/RSAs	2.3	2.9	2.5	2.5
Stock options	1.0	6.8	2.5	7.0
Shares used in diluted EPS calculation	401.1	410.9	401.8	409.4

Share Repurchase Programs

In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This program replaced the previous share repurchase program that was originally set to terminate on November 30, 2019, but was early terminated by our Board of Directors. This October 2019 share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of August 31, 2020, we had $1.75 billion remaining available to repurchase under the program.

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

In September 2020, we funded a $200 million ASR agreement with a scheduled termination date in the fourth quarter of 2020. Upon funding of the ASR, we received an initial delivery of 2.002 million shares. The total number of shares ultimately to be repurchased under the ASR will generally be based on the daily volume-weighted average price of the shares during the calculation period for the ASR, less an agreed discount. At final settlement of the ASR, we may be entitled to receive additional shares, or, under certain limited circumstances, be required to deliver shares to the relevant ASR counterparty.

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

On July 14, 2020, our Board of Directors approved a cash dividend of $0.17 per common share issued and outstanding to the holders of record as of July 31, 2020. A cash dividend of $67.7 million was paid on August 14, 2020, and dividend equivalents of $1.2 million were accrued on unvested equity awards. The total $68.9 million associated with the dividend was recorded as a reduction to retained earnings.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our condensed consolidated balance sheets.

15.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three and nine months ended August 31, 2019 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2018	$(288.5)	$(9.9)	$(0.5)	$(298.9)
Other comprehensive income (loss) before reclassifications	135.7	—	(1.7)	134.0
Reclassifications from AOCI to income	—	—	0.2	0.2
Balance at February 28, 2019	$(152.8)	$(9.9)	$(2.0)	$(164.7)
Other comprehensive loss	(175.7)	—	(1.9)	(177.6)
Balance at May 31, 2019	$(328.5)	$(9.9)	$(3.9)	$(342.3)
Other comprehensive loss before reclassifications	(115.6)	—	(1.0)	(116.6)
Reclassifications from AOCI to income	—	—	0.3	0.3
Balance at August 31, 2019	$(444.1)	$(9.9)	$(4.6)	$(458.6)

The following table summarizes the changes in AOCI by component (net of tax) for the three and nine months ended August 31, 2020 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2019	$(242.3)	$(15.6)	$(3.7)	$(261.6)
Other comprehensive loss before reclassifications	(35.6)	—	(0.7)	(36.3)
Reclassifications from AOCI to income	—	4.9	0.8	5.7
Balance at February 29, 2020	$(277.9)	$(10.7)	$(3.6)	$(292.2)
Other comprehensive (loss) income before reclassifications	(131.0)	0.8	(0.7)	(130.9)
Reclassifications from AOCI to income	—	9.9	1.0	10.9
Balance at May 31, 2020	$(408.9)	$—	$(3.3)	$(412.2)
Other comprehensive income (loss) before reclassifications	303.3	—	(0.1)	303.2
Reclassifications from AOCI to income	—	—	1.6	1.6
Balance at August 31, 2020	$(105.6)	$—	$(1.8)	$(107.4)

16.Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Financial Services, Transportation, Resources, and CMS. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and nine months ended August 31, 2020 and August 31, 2019. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Revenue
Financial Services	$445.6	$428.8	$1,325.1	$1,270.9
Transportation	298.9	314.9	839.3	921.6
Resources	208.2	230.0	652.8	696.2
CMS	120.5	138.6	363.4	405.5
Total revenue	$1,073.2	$1,112.3	$3,180.6	$3,294.2

Adjusted EBITDA
Financial Services	$225.9	$199.1	$662.6	$587.9
Transportation	153.6	134.2	373.2	385.1
Resources	86.4	100.8	272.8	303.2
CMS	31.0	31.1	95.4	89.8
Shared services	(10.7)	(12.3)	(32.2)	(40.0)
Total Adjusted EBITDA	$486.2	$452.9	$1,371.8	$1,326.0

Reconciliation to the condensed consolidated statements of operations:
Interest income	0.2	0.6	0.8	1.6
Interest expense	(57.7)	(63.2)	(178.9)	(195.9)
Provision for income taxes	(39.9)	(240.6)	(48.9)	(263.9)
Depreciation	(54.5)	(51.5)	(162.0)	(147.5)
Amortization related to acquired intangible assets	(93.1)	(93.2)	(280.3)	(283.5)
Stock-based compensation expense	(56.0)	(54.0)	(209.8)	(167.3)
Restructuring and impairment charges	(12.1)	(1.1)	(97.9)	(11.0)
Acquisition-related costs	(3.8)	(8.1)	(6.6)	(21.6)
Acquisition-related performance compensation	(4.9)	(15.3)	(9.6)	(46.0)
Loss on debt extinguishment	—	—	—	(6.0)
Gain on sale of assets	(0.4)	113.0	370.5	113.0
Pension mark-to-market and settlement expense	—	—	(30.0)	—
Share of joint venture results not attributable to Adjusted EBITDA	(0.1)	(0.2)	(0.3)	(0.5)
Adjusted EBITDA attributable to noncontrolling interest	(1.0)	0.8	0.8	2.2
Net income attributable to IHS Markit Ltd.	$162.9	$40.1	$719.6	$299.6

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•Resources, which includes our Upstream, Downstream, Power, Chemical, and Agricultural product offerings;
•Consolidated Markets & Solutions, which includes our Product Design; Economics & Country Risk (“ECR”), and Rootmetrics product offerings.

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

Our recurring fixed revenue and recurring variable revenue represented approximately 88 percent of our total revenue for the nine months ended August 31, 2020. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For the nine months ended August 31, 2020, we focused our efforts on the following actions:

•Increase in geographic, product, and customer penetration. We believe there are continued opportunities to add new customers and to increase the use of our products and services by existing customers. We plan to add new customers and build our relationships with existing customers by leveraging our existing sales channels, broad product portfolio, global footprint, and industry expertise to anticipate and respond to the changing demands of our end markets.

•Introduce innovative offerings and enhancements. In recent years, we have launched several new product offerings addressing a wide array of customer needs, and we expect to continue to innovate using our existing data sets and industry expertise, converting core information to higher value advanced analytics. Our investment priorities are primarily in energy, automotive, and financial services, and we intend to continue to invest across our business to increase our customer value proposition.

•Balance capital allocation. We will continue to manage to our capital policy target leverage ratio, and intend to return 50 to 75 percent of our annual capital capacity to shareholders through share repurchases and a quarterly dividend. We will continue to evaluate the long-term potential and strategic fit of our asset portfolio, and we will also continue to evaluate potential mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position.

•Respond effectively to the COVID-19 pandemic. In response to the COVID-19 pandemic, we have strengthened our position as a trusted partner with customers by helping them assess, plan, and respond to the challenges within each of their markets. From an employee standpoint, we were able to transition to a global work-at-home model and are gradually allowing employees to return to the office according to local regulations and employee readiness to return. We have also taken proactive cost reduction actions to address both near-term necessities and long-term optimization opportunities. These actions will help us to protect against further downside revenue risk, if needed, and to invest in additional initiatives to support our long-term growth. We continue to carefully monitor and evaluate the potential length and depth of the COVID-19 pandemic and its economic impact on our financial condition and results of operations.

In early March 2020, we cancelled all of our large customer events scheduled for the second quarter of 2020. The cancellation of those events reduced non-recurring revenue by approximately $50 million. In our Transportation segment, we saw a second quarter disruption to consumer spending that impacted our automotive customers, and we voluntarily provided temporary price relief for our dealer customers in an effort to mitigate the sudden negative impact on their sales. The segment started its recovery in the third quarter, although we experienced a slower recovery in our new car business, servicing OEMs and parts manufacturers, as customers work through lower new car inventories as a result of their second quarter COVID-19 related production shutdowns. In our Resources segment, beginning in the second quarter, we experienced pressure as a result of significantly lower oil prices and the related decrease in capital expenditure spending. These impacts continued into the third quarter, and we anticipate a continuing adverse impact on our Resources revenue as our annual subscription contracts come up for renewal and our customers focused on cost management make decisions about the amount of products and services they purchase from us. In our Financial Services segment, we experienced lower revenue within certain of our Solutions product offerings due to some services being delayed.

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

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

•Organic – We define organic revenue growth as total revenue growth from continuing operations for all factors other than acquisitions and foreign currency movements. We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and the sale of new or enhanced product offerings.

•Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We also include the impact of divestitures in this metric.

•Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue at current exchange rates and current revenue at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we believe that it is important to measure the impact of foreign currency movements on revenue.

In addition to measuring and reporting revenue by segment, we also measure and report revenue by transaction type. Understanding revenue by transaction type helps us identify and address broad changes in product mix. We summarize our transaction type revenue into the following three categories:

•Recurring fixed revenue represents revenue generated from contracts specifying a relatively fixed fee for services delivered over the life of the contract. The initial term of these contracts is typically annual (with some longer-term arrangements) and non-cancellable for the term of the subscription, and may contain provisions for minimum monthly payments. The fixed fee is typically paid annually or more periodically in advance. These contracts typically consist of subscriptions to our various information offerings and software maintenance, which provide continuous access to our platforms and associated data over the contract term. Subscription revenue is usually recognized ratably over the contract term or, for term-based software license arrangements, annually on renewal.

•Recurring variable revenue represents revenue from contracts that specify a fee for services, which is typically not fixed. The variable fee is usually paid monthly in arrears. Recurring variable revenue is based on, among other factors, the number of trades processed, assets under management, or the number of positions we value. Most of these contracts have an initial term ranging from one to five years, with auto-renewal periods thereafter. Recurring variable revenue was derived entirely from the Financial Services segment for all periods presented.

•Non-recurring revenue represents consulting, services, single-document product sales, perpetual license sales and associated services, conferences and events, and advertising. Our non-recurring products and services are an important part of our business because they complement our recurring business in creating strong and comprehensive customer relationships.

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

•EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by securities analysts, investors, and other interested parties to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market, settlement, and other expense, the impact of joint ventures and noncontrolling interests, and discontinued operations).

•Free Cash Flow. We define free cash flow as net cash provided by operating activities less payments for acquisition-related performance compensation and capital expenditures.

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

Results of Operations

Total Revenue

Revenue for the three and nine months ended August 31, 2020, decreased 4 percent and 3 percent, respectively, compared to the three and nine months ended August 31, 2019. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2020 to the three and nine months ended August 31, 2019.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Third quarter 2020 vs. third quarter 2019	(1)%	(2)%	—%
Year-to-date 2020 vs. Year-to-date 2019	(1)%	(2)%	—%

Organic revenue growth in Financial Services for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, was more than offset by either flat or negative organic revenue growth in the Resources, Transportation, and CMS segments, primarily due to the current economic environment impacting Resources Upstream product offerings in the second and third quarters of 2020, the cancellations of Resources and Transportation events in the second quarter of 2020, and the off-year cycle of the Boiler Pressure Vessel Code (“BPVC”) biennial release, which was last released in the third quarter of 2019 and impacts our CMS segment. Additionally, our dealer-facing products in the Transportation segment were most impacted in the second quarter of 2020, with some recovery in the third quarter of 2020.

The acquisitive revenue change for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, was primarily due to the A&D divestiture and sale of our TMT market intelligence assets, partially offset by the Agribusiness acquisition.

Foreign currency had a negligible effect on revenue growth for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019. Due to the extent of our global operations, foreign currency movements could positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2020	2019		2020	2019
Revenue:
Financial Services	$445.6	$428.8	4%	$1,325.1	$1,270.9	4%
Transportation	298.9	314.9	(5)%	839.3	921.6	(9)%
Resources	208.2	230.0	(9)%	652.8	696.2	(6)%
CMS	120.5	138.6	(13)%	363.4	405.5	(10)%
Total revenue	$1,073.2	$1,112.3	(4)%	$3,180.6	$3,294.2	(3)%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Change in revenue
	Third quarter 2020 vs. Third quarter 2019			Year-to-date 2020 vs. Year-to-date 2019
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Financial Services	4%	—%	—%	4%	—%	—%
Transportation	—%	(5)%	—%	(3)%	(5)%	—%
Resources	(9)%	—%	—%	(8)%	2%	—%
CMS	(5)%	(8)%	—%	—%	(10)%	—%

Financial Services revenue for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, increased organically from strength across our Information and Solutions product offerings. Within our Information product offerings, organic revenue growth was led by our core pricing, valuation, equities, and indices offerings. Within our Solutions product offerings, organic revenue growth returned to solid performance in the three months ended August 31, 2020, primarily due to continued strength in global and private capital markets offerings, as well as in corporate actions offerings. Within our Processing product offerings, organic revenue growth declined for the third quarter of 2020 due to decreased market activity, but was still positive for the nine months of 2020 as a result of solid derivative processing activity in the second quarter of 2020 resulting from increased market volatility during that period.

Transportation revenue for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, began a sequential recovery in organic growth after the difficult second quarter impact on our automotive offerings due to the COVID-19 pandemic. Revenue from the dealer-facing portion of our automotive offerings in the second quarter of 2020 was negatively impacted by our temporary price relief for dealer customers, a pause in new sales activity, and cancellations from financially distressed customers, but we saw positive organic growth in this portion of our offerings in the third quarter as the COVID-19 issues began to stabilize. Non-recurring organic revenue growth was also down for the three and nine months ended August 31, 2020, reflecting lower recall and marketing revenues. Our automotive product offerings continue to provide the largest contribution to Transportation revenue, and our diversification in used and new car product offerings allows for balanced opportunities for growth.

Resources revenue for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, experienced significant organic revenue declines, primarily as a result of continued pressure on the Upstream portion of our Resources revenue and the cancellation of our annual CERAWeek event in March 2020. As a result of COVID-19 and the current economic environment, we anticipate continued pressure on the Upstream portion of our Resources organic revenue growth over the near term. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, decreased $34 million in the third quarter and declined approximately 6 percent on a trailing annual basis.

CMS revenue for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, decreased organically for the three months and was flat for the nine months, primarily due to the off-year cycle of the BPVC biennial release.

Revenue by Transaction Type

	Three months ended August 31,		Percentage change		Nine months ended August 31,		Percentage change
(in millions, except percentages)	2020	2019	Total	Organic	2020	2019	Total	Organic
Revenue:
Recurring fixed	$796.2	$799.9	—%	2%	$2,355.5	$2,352.3	—%	3%
Recurring variable	153.0	144.4	6%	6%	457.8	425.4	8%	8%
Non-recurring	124.0	168.0	(26)%	(22)%	367.3	516.5	(29)%	(24)%
Total revenue	$1,073.2	$1,112.3	(4)%	(1)%	$3,180.6	$3,294.2	(3)%	(1)%

As a percent of total revenue:
Recurring fixed	74%	72%			74%	71%
Recurring variable	14%	13%			14%	13%
Non-recurring	12%	15%			12%	16%

Recurring fixed revenue organic growth increased 2 percent and 3 percent for the three and nine months ended August 31, 2020, respectively, compared to the three and nine months ended August 31, 2019, largely due to contributions from our Financial Services and Transportation recurring offerings, partially offset by declines in our Resources recurring offerings. Recurring variable revenue was composed entirely of Financial Services revenue.

The non-recurring organic revenue decline for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, was due to continued lower OEM activity within our Transportation segment, lower energy consulting, and a difficult year-over-year comparison in Financial Services. For the three months ended August 31, 2020, we experienced a decline in organic revenue from the CMS segment due to the BPVC release in the third quarter of 2019, and for the nine months ended August 31, 2020, we were significantly impacted by the cancellation of our large customer events in the second quarter of 2020, which negatively impacted non-recurring revenue by approximately $50 million. We anticipate continued headwinds in non-recurring organic revenue growth for the near future as customers evaluate their various information and advisory needs.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2020	2019		2020	2019
Operating expenses:
Cost of revenue	$385.6	$419.7	(8)%	$1,189.7	$1,247.5	(5)%
SG&A expense	258.7	295.4	(12)%	833.0	889.0	(6)%
Total cost of revenue and SG&A expense	$644.3	$715.1	(10)%	$2,022.7	$2,136.5	(5)%

Depreciation and amortization expense	$147.6	$144.7	2%	$442.3	$431.0	3%

As a percent of revenue:
Total cost of revenue and SG&A expense	60%	64%		64%	65%
Depreciation and amortization expense	14%	13%		14%	13%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The decreases in absolute total cost of revenue and SG&A expense were largely due to the execution of our cost reduction activities we put in place at the onset of the COVID-19 pandemic.

Within our cost of revenue and SG&A expense, stock-based compensation expense increased by approximately $2 million and $43 million for the three and nine months ended August 31, 2020, respectively, compared to the three and nine months ended August 31, 2019, which was largely due to our higher share price, related employer tax impacts associated with the exercise of stock options, and accelerations for employees impacted by cost reduction activities.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, depreciation and amortization expense increased on an absolute and percentage basis primarily because of capitalized software development investments.

Restructuring and Impairment Charges

Please refer to Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our recent cost reduction initiatives. During the three and nine months ended August 31, 2020, we recorded approximately $12.1 million and $97.9 million, respectively, of direct and incremental costs associated with restructuring and impairment charges, including employee severance and the abandonment or partial abandonment of various office locations around the world.

Acquisition-Related Costs

Please refer to Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three and nine months ended August 31, 2020, we recorded approximately $8.7 million and $16.2 million, respectively, of direct and incremental costs associated with acquisition and divestiture activities.

Segment Adjusted EBITDA

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2020	2019		2020	2019
Adjusted EBITDA:
Financial Services	$225.9	$199.1	13%	$662.6	$587.9	13%
Transportation	153.6	134.2	14%	373.2	385.1	(3)%
Resources	86.4	100.8	(14)%	272.8	303.2	(10)%
CMS	31.0	31.1	—%	95.4	89.8	6%
Shared services	(10.7)	(12.3)		(32.2)	(40.0)
Total Adjusted EBITDA	$486.2	$452.9	7%	$1,371.8	$1,326.0	3%

As a percent of segment revenue:
Financial Services	51%	46%		50%	46%
Transportation	51%	43%		45%	42%
Resources	42%	44%		42%	44%
CMS	26%	22%		26%	22%

For the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, Adjusted EBITDA increased primarily due to the leverage in our business model and cost reduction efforts, partially offset by the sale of our A&D business line and the impact of the COVID-19 pandemic and economic disruption on our revenue growth. We continue to focus our efforts on organic revenue growth and cost management to improve overall margins. Financial Services segment Adjusted EBITDA and associated margin continued to increase because of organic revenue growth and favorable product mix. We expect some moderation in Financial Services margin due to increased investment and an anticipated increase in lower margin services revenue. The increase in third quarter 2020 Adjusted EBITDA for the Transportation segment was due to the revenue recovery we began experiencing in the third quarter of 2020, but is still lower on a year-to-date 2020 basis due to the significant slowdown in second quarter 2020 revenue activity as a result of the COVID-19 pandemic, as well as the first quarter 2020 divestiture of the A&D business line. Resources Adjusted EBITDA and associated margin decreased due to the slowdown in organic revenue growth as a result of the COVID-19 pandemic.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three and nine months ended August 31, 2020 was 20 percent and 6 percent, respectively, compared to 86 percent and 47 percent for the three and nine months ended August 31, 2019. The varying 2020 rates are primarily due to excess tax benefits on stock-based compensation of approximately $13 million and $89 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $10 million and $48 million, respectively, partially offset by U.S. tax reform impacts of approximately $6 million and $38 million and a U.K. tax rate change that resulted in incremental tax of approximately $23 million for the three and nine months ended August 31, 2020. The high 2019 tax rates are primarily due to the additional one-time tax expense of approximately $200 million associated with U.S. tax reform for the three months and nine months ended August 31, 2019, partially offset by excess tax benefits on stock-based compensation of approximately $20 million and $38 million, respectively.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and nine months ended August 31, 2020 and August 31, 2019.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2020	2019		2020	2019
Net income attributable to IHS Markit Ltd.	$162.9	$40.1	306%	$719.6	$299.6	140%
Interest income	(0.2)	(0.6)		(0.8)	(1.6)
Interest expense	57.7	63.2		178.9	195.9
Provision for income taxes	39.9	240.6		48.9	263.9
Depreciation	54.5	51.5		162.0	147.5
Amortization	93.1	93.2		280.3	283.5
EBITDA	$407.9	$488.0	(16)%	$1,388.9	$1,188.8	17%
Stock-based compensation expense	56.0	54.0		209.8	167.3
Restructuring and impairment charges	12.1	1.1		97.9	11.0
Acquisition-related costs	3.8	8.1		6.6	21.6
Acquisition-related performance compensation	4.9	15.3		9.6	46.0
Loss on debt extinguishment	—	—		—	6.0
Loss (gain) on sale of assets	0.4	(113.0)		(370.5)	(113.0)
Pension mark-to-market and settlement expense	—	—		30.0	—
Share of joint venture results not attributable to Adjusted EBITDA	0.1	0.2		0.3	0.5
Adjusted EBITDA attributable to noncontrolling interest	1.0	(0.8)		(0.8)	(2.2)
Adjusted EBITDA	$486.2	$452.9	7%	$1,371.8	$1,326.0	3%
Adjusted EBITDA as a percentage of revenue	45.3%	40.7%		43.1%	40.3%

Our Adjusted EBITDA dollar and margin performance for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, increased primarily because of cost reduction efforts to moderate the negative impact of revenue declines. We still expect to drive full-year margin improvement, albeit from lower revenue growth and tighter cost management activities as a result of COVID-19 and the current economic environment. These near-term pressures may adversely affect our ability to grow Adjusted EBITDA as quickly as anticipated in the near term.

Financial Condition

(In millions, except percentages)	As of August 31, 2020	As of November 30, 2019	Dollar change	Percentage change
Accounts receivable, net	$859.7	$890.7	$(31.0)	(3)%
Accrued compensation	$147.4	$215.2	$(67.8)	(32)%
Deferred revenue	$887.2	$879.7	$7.5	1%

The decrease in accounts receivable was primarily due to lower billings in the third quarter of 2020 compared to the fourth quarter of 2019, while the deferred revenue was relatively flat. Accrued compensation decreased primarily due to the 2019 bonus payout made in the first quarter of 2020, partially offset by the current year accrual.

Liquidity and Capital Resources

As of August 31, 2020, we had cash and cash equivalents of $156.8 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $4.96 billion of debt as of August 31, 2020, consisting primarily of $67.0 million of revolving facility debt, a $250.0 million term loan, and $4.68 billion of senior notes. As of August 31, 2020, we had approximately $1,181.7 million available under our revolving credit facility.

Our interest expense for the three and nine months ended August 31, 2020, compared to the three and nine months ended August 31, 2019, decreased primarily because of lower floating interest rates in 2020 compared to the prior year, as well as decreased borrowings on our revolving facility debt.

Our Board of Directors approved quarterly cash dividends of $0.17 per share during each of the first, second, and third quarters of 2020, which resulted in approximately $203.0 million of cash payouts during 2020.

Our Board of Directors has authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. In December 2019, we entered into an ASR to repurchase $500 million under this authorization; in March 2020, we entered into an ASR to repurchase $250 million under this authorization; and in September 2020, we entered into an ASR to repurchase $200 million under this authorization.

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

Based on our cash, debt, and cash flow positions, we believe that we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, amount of share repurchases and dividends, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. Given current market conditions as a result of COVID-19, we are focused on maintaining high levels of liquidity and capital structure flexibility. We maintain a solid balance sheet, investor grade rating, a well-positioned debt maturity ladder, and a strong diversified bank group. We expect to continue to operate within our capital policy target range of 2.0x-3.0x gross leverage.

Cash Flows

	Nine months ended August 31,
(In millions, except percentages)	2020	2019	Dollar change	Percentage change
Net cash provided by operating activities	$800.5	$1,025.6	$(225.1)	(22)%
Net cash provided by (used in) investing activities	$255.6	$(206.5)	$462.1	(224)%
Net cash used in financing activities	$(1,027.0)	$(761.9)	$(265.1)	35%

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

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In millions, except percentages)	2020	2019	Dollar change	Percentage change
Net cash provided by operating activities	$800.5	$1,025.6
Payments for acquisition-related performance compensation	75.9	—
Capital expenditures on property and equipment	(211.8)	(199.9)
Free cash flow	$664.6	$825.7	$(161.1)	(20)%

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2019 Annual Report on Form 10-K.

Our 2019 revolving facility and 2019 credit agreement are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of August 31, 2020, we had $317 million of floating-rate debt at a 1.23 percent weighted-average interest rate. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $1.2 million ($3.2 million without giving effect to any of our interest rate swaps).

Item 4.Controls and Procedures

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

Item 1.Legal Proceedings

Please refer to Note 13 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended November 30, 2019, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our 2019 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the three months ended February 29, 2020 and May 31, 2020.

The COVID-19 pandemic has had and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread, including travel bans and restrictions, social distancing, quarantines, and business shutdowns, have caused significant economic disruption and adversely impacted the global economy, leading to reduced consumer spending and disruptions and volatility in the global financial and commodities markets. Even if such measures are relaxed at any point, they may be put back into place or increased if the spread of the pandemic continues or increases in the future. As a result of these measures and the general economic disruption, we experienced a decrease to our revenue in the second and third quarters of 2020, particularly in our Resources and Transportation segments. For example, we cancelled our large customer events scheduled for the second quarter of 2020, offered voluntary price relief for dealer customers in our Transportation segment, and experienced a pause in new sales activity and cancellations from financially distressed customers, and experienced continued impacts into the third quarter. Continued economic disruption or an extended economic recession may also cause lower activity levels in the end markets we service or declining financial performance of our customers, which could result in lower demand, cancellations, reductions, or delays for our products and services. As a result of COVID-19 and the current economic environment, we may experience continued pressure on organic revenue growth over the near term until economic conditions improve. A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and future policy decisions made by governments across the globe as they react to evolving local and global conditions. We continue to work with our stakeholders (including customers, employees, suppliers, business partners, and local communities) to attempt to mitigate this global pandemic on our business. These mitigation efforts have included implementing our business continuity program in which we were able to transition to a global work-at-home model (and are gradually allowing employees to return to the office according to local regulations and employee readiness to return), proactively reducing costs intended to allow us to protect against further downside revenue risk, and investing in additional initiatives to support our long-term growth, while also focusing on maintaining liquidity and capital structure flexibility. However, we cannot assure you that we will be successful in any of these mitigation efforts. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, or cash flows, it may also have the effect of heightening many of the other risks described in “Risk Factors” set forth in our annual report on Form 10-K for the year ended November 30, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
June 1 - June 30, 2020:
Employee transactions	673	$70.78	N/A	N/A
July 1 - July 31, 2020:
Employee transactions	75,962	$75.88	N/A	N/A
August 1 - August 31, 2020:
Employee transactions	615	$82.78	N/A	N/A
Total share repurchases	77,250	$75.89

For the third quarter of 2020, we repurchased approximately $5.9 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our Board of Directors has approved this program in an effort to reduce the dilutive effects of employee equity grants.

Item 6.Exhibits

(a)Index of Exhibits

Exhibit Number	Description
10.1+*	Amended and Restated Non-Employee Director Equity Compensation Policy (Effective December 1, 2019)
10.2+
IHS Markit Ltd. Summary of Revised 2020 and 2021 Non-Employee Director Compensation Program (Effective August 1, 2020) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on August 20, 2020)

10.3+	Letter Agreement with Todd Hyatt dated July 14, 2020 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 17, 2020)
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL

* Filed herewith.
+ Compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2020.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer