Form 10-K
period 2020-11-30
IHS Markit Ltd.
filed 2021-01-22
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
  ___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates, based upon the closing price for the common shares as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19.6 billion. All executive officers, directors, and holders of five percent or more of the issued and outstanding common shares of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of December 31, 2020, there were 396,591,905 of our common shares issued and outstanding, excluding 25,219,470 issued and outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: the completion of the merger with S&P Global Inc. (“S&P Global”) on anticipated terms and timing, including unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the completion of the merger; the ability of S&P Global and IHS Markit to integrate the business successfully and to achieve anticipated synergies; potential litigation relating to the proposed transaction that could be instituted against S&P Global, IHS Markit or their respective directors; the risk that disruptions from the proposed transaction will harm S&P Global’s and IHS Markit’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger; rating agency actions; potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect IHS Markit’s financial performance; certain restrictions during the pendency of the merger that may impact IHS Markit’s ability to pursue certain business opportunities or strategic transactions; guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions such as acquisitions, joint ventures, and dispositions, the anticipated benefits therefrom, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; anticipated levels of indebtedness, capital allocation, dividends, and share repurchases in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: operating in competitive markets, economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to manage fraudulent or unpermitted data access or other cyber-security or privacy breaches; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third-party service providers; legislative, regulatory, and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of our operations; our ability to retain and hire qualified personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements, are more fully discussed under the caption “Risk Factors” in this Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating, or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to our management and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

Financial Presentation

We operate on a November 30 fiscal year end. Unless otherwise indicated, references in this Annual Report on Form 10-K to an individual year means the fiscal year ended November 30. For example, “2020” refers to the fiscal year ended November 30, 2020.

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

Our Business

We are an information company. With expertise across some of the world’s largest industries, we leverage technology and data science to provide the insights, software, and data to help our customers make better informed decisions, driving growth, performance, and efficiency.

We continue to focus on the following objectives:

•Increase our geographic, product, and customer penetration. We believe there are continued opportunities to add new customers and to increase the use of our products and services by existing customers. We plan to take advantage of these opportunities by leveraging our sales channels, broad product portfolio, global footprint, and industry expertise to anticipate and respond to the changing demands of our end markets.

•Introduce innovative offerings and enhancements. As part of our offering development process, we maintain an active dialogue with our customers and partners that allows us to understand and respond to their needs and to anticipate market trends. We then leverage the expertise of over 5,000 data scientists, analysts, financial experts, and industry specialists to produce the data, insights, technology, and software offerings and enhancements that solidify our position as a leading information services provider. We use our deep expertise, technology, and data science capabilities to deliver best-in-class quality, value, and reliability in our products and services. For example, one of our recent innovations, the IHS Markit Data Lake, provides customers with the ability to explore, access, and coalesce proprietary IHS Markit and third-party data for multiple industries on a single, cloud-based platform. We intend to continue to invest across our business to increase our customer value proposition.

•Improve efficiency, productivity, and financial strength. We continue to identify and strengthen our operational excellence by consistently improving productivity and efficiency, particularly as we work through the effects of the COVID-19 pandemic. We also continue to build on our strong financial foundation, balancing capital allocation between returning capital to shareholders (targeting an annual capital return of 50 to 75 percent of our annual capital capacity through share repurchases and cash dividends) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position. We intend to continue to operate at the high end of our capital policy target leverage ratio of 2.0-3.0x.

On November 29, 2020, we, S&P Global Inc., a New York corporation (“S&P Global”), and Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of S&P Global (“Merger Sub”), entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global (the “merger”). The merger intends to bring together two world-class organizations, a unique portfolio of highly complementary assets in attractive markets, and cutting-edge innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger is subject to shareholder approval, antitrust and regulatory approvals, and other customary closing conditions.

Our Customers

We have a diverse customer base, with more than 50,000 business and government customers, including 80 percent of the Fortune Global 500 and 85 percent of the Fortune U.S. 1000. Our customers operate in global interconnected industries, and we support them with information, insights, and solutions that integrate our comprehensive content, expertise, analytics, tools, and technology into many of their core workflows. We offer our products and services to our customers primarily through recurring fixed and variable fee agreements, and this business model has historically delivered stable revenue and predictable cash flows. For the year ended November 30, 2020, we generated approximately 88 percent of our revenue from recurring revenue streams. In 2020, no customer or group of affiliated customers represented more than 10 percent of our revenue.

Our Operating Segments

To best serve our customers, we are organized into the following four industry-focused operating segments:

•Financial Services, which includes our financial Information, Solutions, and Processing product offerings;
•Transportation, which includes our Automotive and Maritime & Trade product offerings;
•Resources, which includes our Upstream and Downstream product offerings; and
•Consolidated Markets & Solutions, which includes our Product Design, Economics & Country Risk, and TMT benchmarking product offerings.

Financial Services

Our Financial Services segment provides pricing and reference data, indices, valuation and trading services, trade processing, enterprise software, and managed services. Financial Services end users include front- and back-office professionals, such as traders, portfolio managers, risk managers, research professionals, and other financial markets participants, as well as operations, compliance, and enterprise data managers. This segment includes our Information, Solutions, and Processing offerings, which represented approximately 45 percent, 41 percent, and 14 percent of the segment’s revenue for 2020, respectively.

•Information. Our Information offerings provide enriched content consisting of pricing and reference data, indices, and valuation and trading services across multiple asset classes and geographies through both direct and third-party distribution channels. Our Information products and services are used for independent valuations, investor analyses, research, trading, and liquidity and risk assessments. These products and services help our customers price instruments, comply with relevant regulatory reporting and risk management requirements, and analyze financial markets. Some of our key Information offerings include the following:

◦Pricing and Reference Data Services provide independent pricing across major geographies and key asset classes as well as instrument, entity, and reference data products. We price instruments spanning major asset classes, including fixed income, equities, credit, and foreign exchange (“FX”). Customers use our pricing data primarily for independent valuations, risk analytics, and pre-trade analytics, and they use our reference data products in a broad range of valuation, trading, and risk applications in both cash and derivative markets.
◦The Indices product portfolio includes owned and administered indices covering all asset classes. Key proprietary index families include the PMI series, iBoxx, iTraxx, and CDX. In addition, we provide a range of index-related services for custom indices. Our indices are used for benchmarking, risk management, valuation, and trading. They also form the basis of a wide range of financial products, including exchange-traded funds, index funds, structured products, and derivatives.
◦Valuation Services provide a broad range of valuations to both derivative and cash market participants, focused on instrument and portfolio valuations. Our portfolio valuation service provides independent valuations for a wide range of derivatives and cash products across all asset classes to a range of financial institutions, including many buy-side firms. Our private equity services provide independent valuation and performance reporting solutions for investors in unlisted equity, private placements, and hard-to-value debt.
◦Research, Sales and Trading Services offer investment bank and financial institution customers a range of platforms and tools to perform trading performance and analysis, research aggregation and distribution, investment process and sales workflows, and relationship management.
◦Corporate product offerings deliver capital market intelligence, real-time investor analysis and targeting, event management systems, and desktop workflow solutions to senior management and investor relations professionals within the corporate suite.

•Solutions. Our Solutions offerings provide configurable enterprise software platforms, managed services, and hosted solutions.

◦Enterprise Software Platforms include both standardized and custom solutions to automate our customers’ in-house processing and connectivity for trading and post-trading processing, as well as enterprise data and risk management solutions to enable customers to more effectively manage their data and calculate risk measures. These solutions are also generally offered by us in hosted solution alternatives. Managed services and hosted solutions offerings are targeted at a broad range of financial services industry participants and help our customers capture, organize, process, display, and analyze information; manage risk; reduce fixed costs; and meet regulatory requirements. Some of our primary Solutions offerings include the following:

▪Wall Street Office and WSO Services provide a loan portfolio management platform and related services to participants in the syndicated bank loan market across the complete trading lifecycle.
▪Global Markets Group product offerings deliver bookbuilding platforms, investor prospecting solutions, and road show systems to capital markets and financial services firms across multiple asset classes, including municipal bonds, equities, fixed income, and loans.
▪Regulatory Compliance products and services include KYC remediation tools and services, our KY3P vendor management and risk platform, advanced risk and analytics systems, and platforms and services to support counterparty transparency, tax regulations, and regulatory support for Dodd-Frank Act, EMIR, FRTB, SFTR, and other global regulations designed to increase oversight of financial markets.
▪Private Markets product offerings, including iLevel, provide portfolio data management services, analytics, reporting and valuation solutions, and platform services to private and alternatives market participants.
▪Enterprise Data Management (“EDM”) software and services provide customers a central hub to manage the acquisition, validation, storage, and distribution of data sets from multiple sources.
▪Digital designs, builds, and hosts custom web solutions for customers in both the retail and institutional financial services markets.
▪Corporate actions solutions, including a managed data service and Information Mosaic, provide a centralized source of validated corporate action data for equities, fixed income, and structured securities across the globe, as well as robust processing solutions for financial institutions.
▪Thinkfolio is an enterprise order management and portfolio modeling system.

•Processing. Our Processing offerings provide trade processing products and services globally for over-the-counter (“OTC”) derivatives, FX, and syndicated loans. Our trade processing services enable buy-side and sell-side firms to process transactions rapidly, which increases efficiency by optimizing post-trade workflow, reducing risk, complying with reporting regulations, and improving connectivity. We believe we are among the largest providers of end-to-end multiple asset OTC derivatives trade processing services, as well as among the largest providers of syndicated loan processing services.

Transportation

Our Transportation segment includes our Automotive offerings, which represented more than 90 percent of the segment’s revenue for 2020, and our Maritime & Trade offerings, which represent the balance of the segment’s revenue.

•Automotive. We serve the full automotive value chain with a focus on original equipment manufacturers (“OEMs”), parts suppliers, and dealers.

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

Within the used car market, we support dealers, insurers, and consumers through our CARFAX products. These offerings provide critical information for used car dealers and their customers in the used car buying process. For example, CARFAX vehicle history reports provide maintenance, accident, odometer, and commercial use information on cars in the United States. This history, based on more than 25 billion records collected from more than 112,000 data sources, provides confidence to dealers and consumers in the car buying process. Our product line also includes a used car listing service for dealers and vehicle-specific valuation offerings.

•Maritime & Trade (“M&T”). We have been gathering data on ships since 1764 when the first Lloyd’s Register of Ships was published. We provide, on behalf of the International Maritime Organization (“IMO”), the unique global ID (the IMO number) for all ocean-going ships over 100 gross tons. Our M&T content and analytics provide comprehensive data on more than 200,000 ships over 100 gross tons, as well as monthly import and export statistics on 102 countries and tracking and forecasting approximately 96 percent of international trade by value.

Resources

Our Resources segment includes our Upstream offerings, which represent approximately 55 percent of Resources revenue, and our Downstream offerings, which make up approximately 45 percent of Resources revenue.

•Upstream. Our Upstream offerings include technical information, analytical tools, and market forecasting and consulting for the upstream industry. We provide critical information and expertise around country exploration and production risk; plays and basins technical information; costs and technologies; and energy company information for approximately 20,000 assets worldwide, including more than 6.5 million oil and gas wells, 5,000 basins, more than 3,400 land rigs and 6,200 marine vessels, and a database of 47,000 merger and acquisition transactions. Strategic planners, geoscientists, and engineers use our insight and leading geotechnical database and analytical tools to facilitate exploration, development, and production of energy assets. Some of our key offerings include the following:

◦Our Global Well, Production, Land, and Subsurface Content provides a comprehensive inventory of current and historical energy data. This content forms the basis for all of our upstream technical research, intelligence, analysis, and software portfolio.
◦The Kingdom/Harmony Suite provides leading-edge analysis of subsurface properties, including seismic interpretation and production estimation, for the geoscience and engineering markets globally.
◦Vantage is a global asset evaluation system that contains more than 23,000 oil and gas assets across the globe, performing forward-looking analysis of an asset’s expected return and permitting large-scale asset comparisons from distinct individual regions.
◦Companies and Transactions performs database-driven analysis of roughly 47,000 merger and acquisition transactions, as well as financial analysis of all major oil and gas companies globally.
◦Market analyses and forecasts provide insight and intelligence on market fundamentals.

•Downstream. Our Downstream offerings provide market forecasting, midstream market analysis and supply chain data, refining and marketing economics, and oil product pricing information for the chemical, refined products, agriculture, and power industries. We are also a leading provider of bespoke consulting, offering strategic direction and capital investment advisory services. Some of our key offerings include the following:

◦Data for manufacturing processes, as well as capital expenditure, cost, price, production, trade, demand, and capacity industry analysis and forecasts for more than 250 chemicals in more than 110 countries.
◦An extensive library of detailed techno-economic analyses of chemicals and refining process technologies.
◦Actionable intelligence across the value chain from agricultural inputs to agricultural and processed food commodities.
◦Pricing information for refined products on spot, rack, and retail gasoline markets.
◦Global and regional outlooks and forecasts for power, coal, gas, and renewable markets.

In addition, we leverage our market leadership in these industries to convene global industry, government, and regulatory leaders at global and regional events, such as our annual CERAWeek and World Petrochemical conferences.

Consolidated Markets & Solutions (“CMS”)

Our CMS segment includes our Product Design offerings, which represented approximately 73 percent of the segment’s revenue for 2020, our Economics and Country Risk offerings, which represented approximately 22 percent of the segment’s revenue for 2020, and our Technology, Media & Telecom benchmarking offerings, which represented approximately 5 percent of the segment’s revenue for 2020.

•Product Design. Our Product Design solutions provide technical professionals with the information and insight required to more effectively design products, optimize engineering projects and outcomes, solve technical problems, and address complex supply chain challenges. Our offerings utilize advanced knowledge discovery technologies, research tools, and software-based engineering decision engines to advance innovation, maximize productivity, improve quality, and reduce risk. Our Product Design offerings include the following:

◦Engineering Workbench provides a single interface to surface answers from a curated universe of technical knowledge comprising more than 135 million records. This includes standards, codes, and specifications; applied technical reference; engineering journals, reports, best practices, and other vetted technical reference; and patents and patent applications.
◦BOM Intelligence, including data on more than 500 million electronic components or parts, enables our customers to integrate their bills of materials with obsolescence management, product change notifications (“PCNs”), end-of-life (“EOL”) alerts, and research and analysis.
◦Goldfire’s cognitive search and other advanced knowledge discovery capabilities help pinpoint answers buried in enterprise systems and unstructured data, enabling engineers and technical professionals to accelerate problem solving and make better decisions more quickly.

•Economics and Country Risk (“ECR”). Our ECR team consists of approximately 450 economists, country risk analysts, data management specialists, and consultants monitoring, analyzing, and forecasting developments and risks in 211 countries and regions and 105 industries. We provide a vast range of economic and risk data and analytics, forecasts, and scenario tools to assist customers in their strategic market planning, procurement, and risk management decisions. We assess risks across more than 20 risk perils, help companies with their capital deployment and location decisions, and analyze economic and social impacts of their investments around the world. Specialized teams also monitor and forecast developments in consumer, construction, and life sciences markets.

•Technology, Media & Telecom (“TMT”) benchmarking. Our TMT benchmarking product portfolio provides performance and cost benchmarking analysis to the TMT industry.

Our People

As of November 30, 2020, we had more than 16,000 employees located in 38 countries around the world. The approximate regional representation of our workforce is as follows: 43% Americas, 25% India, 23% EMEA and 9% APAC (excluding India). Our work environment is designed to encourage excitement and pride in the work we do and to provide a workplace where our people are constantly learning and feel challenged, respected, and valued. We conduct regular internal surveys to measure employee engagement, and we use the results of those surveys to develop and implement action plans that will improve our employee satisfaction. We also recently appointed a Chief Diversity, Equity and Inclusion Officer to promote and execute diversity and inclusion policies and practices in support of our global organization. Our Board of Directors comprises a diverse set of individuals with a variety of backgrounds and experience; we strive to emulate this diversity model throughout the company.

We provide a variety of benefits to promote retention and growth of our employees. We strive to offer equitable pay and competitive salaries and wages. In addition, we have historically provided an annual broad-based equity grant to our employees to promote a sense of company pride and ownership. We offer a comprehensive benefits package that gives a robust collection of rewards and benefits, including healthcare and insurance benefits, retirement savings plans, and additional paid time off for volunteer activities that enhance the communities we live in. We also host a number of affinity groups for our employees. We have an online academy that fosters a learning culture, leveraging the knowledge and expertise of our people.

Our Competition

We believe the principal competitive factors in our business include the following:

•Depth, breadth, timeliness, and accuracy of information and data provided
•Quality of decision-support tools and services
•Quality and relevance of our analysis and insight
•Ease of use
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

•Financial Services. Our Information offerings primarily compete with offerings from Bloomberg, FactSet, IntercontinentalExchange, S&P Global, MSCI, Refinitiv, Nasdaq, and FIS. Our Solutions offerings primarily compete with firms such as BlackRock, Bloomberg, Refinitiv, SS&C, State Street, Charles River, Dealogic, Allvue, and AcadiaSoft. Our Processing products and services primarily compete with Bloomberg, IntercontinentalExchange, Tradeweb, and Refinitiv.

•Transportation. In the Automotive market, we primarily compete with offerings from Experian, LMC Automotive, Urban Science, and Auto Alert. Our used car listings product also competes with offerings from cars.com, Cox Enterprises, and CarGurus. In Maritime & Trade markets, we primarily compete with offerings from Informa, Verisk, and S&P Global, as well as niche providers such as Trade Data Monitor, Datamyne, Vortexa, Windward, and Kpler.

•Resources. Our Upstream and Downstream offerings compete primarily with offerings from Verisk, Enverus, Schlumberger, Halliburton, GeoScout, Reed Elsevier, Bloomberg NEF, Argus, DTN, S&P Global, and Nexant.

•CMS. Our Product Design offerings primarily compete with offerings from SAI Global, Clarivate Analytics, and the standards developing organizations, among others. Our ECR offerings compete primarily with offerings from the Economist Group, Oxford Economics, Fitch Solutions, Moody’s Analytics, Control Risks, and Verisk.

Government Contracts and Compliance with Government Regulations

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

We believe that we are in compliance with all applicable government regulations, including environmental regulations. We do not believe that there are any material impacts on our capital expenditures, earnings, or competitive position as a result of our efforts to comply with these regulations.

Intellectual Property

We rely heavily on intellectual property, including the intellectual property we own and license. While no one piece of our intellectual property is individually material, we regard our trademarks, copyrights, licenses, and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, customers, channel and strategic partners, and others, to protect our rights. In addition, we exercise reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violation or misuse.

We use intellectual property licensed from third parties, including standards developing organizations, government agencies, public sources, market data providers, financial institutions, and manufacturers, as a component of our offerings and, in many cases, it cannot be independently replaced or recreated by us or others. We have longstanding relationships with most of the third parties from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years, unless renewed, although we have longer licenses with some of those third parties, particularly in the Financial Services segment.

We maintain registered trademarks and service marks in jurisdictions around the world. In addition, we have obtained patents and applied for patents in the United States. For more information relating to our intellectual property rights, see “Item 1A. Risk Factors - We may not be able to protect our intellectual property rights and confidential information.”

Seasonality

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business. For instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year; however, this event was cancelled in 2020 due to the COVID-19 pandemic, and we have announced that this conference will be held virtually in 2021. The cancellation of our CERAWeek and other large customer events scheduled for the second quarter of 2020 reduced our non-recurring revenue by approximately $50 million in 2020. Another example of seasonality is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2019.

Financial Information About Segments

See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 20” in Part II of this Form 10-K for information with respect to each segment’s revenues, profits, and total assets and for information with respect to our revenues and long-lived assets for the U.S., U.K., and the rest of the world in aggregate. See also “Item 1A. Risk Factors - Our international operations are subject to risks relating to worldwide operations.”

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

Information About Our Executive Officers

Set forth below is information concerning our executive officers as of December 31, 2020.

Name	Age	Position
Lance Uggla	58	Chairman and Chief Executive Officer
Brian Crotty	58	Executive Vice President, Resources
Jonathan Gear	50	Executive Vice President and Chief Financial Officer
Sari Granat	50	Executive Vice President, Chief Administrative Officer and General Counsel
Adam Kansler	51	Executive Vice President, President of Financial Services
Edouard Tavernier	47	Executive Vice President, Transportation

Executive officers are appointed by our Board until their resignation or until their appointments are revoked by the Board. A brief biography for each of our current executive officers follows.

Lance Uggla

Mr. Uggla is Chairman and CEO of IHS Markit, a position he has held since January 1, 2018. Prior to that, he served as President from July 2016 to December 2017 and was appointed Chief Operating Officer in October 2017. Prior to the merger between IHS and Markit, Mr. Uggla was Chairman and CEO of Markit since January 2003, responsible for leading the Company’s strategic development and managing day-to-day operations. He founded Markit in 2003 after spotting an opportunity to bring transparency to the credit default swap market. The company launched the first daily credit default swap pricing service that year. He oversaw Markit’s growth from a startup to a global public company with more than 4,200 employees in 28 offices worldwide, serving more than 3,000 customers. Between 1995 and 2003, Mr. Uggla held a number of executive management positions at Toronto-Dominion Securities, including Vice Chairman and Head of Europe and Asia. Mr. Uggla graduated from the Simon Fraser University in Canada with a BBA and holds a Master of Science from the London School of Economics, U.K.

Brian Crotty

Brian Crotty is Executive Vice President, Resources of IHS Markit, responsible for our Resources segment, which includes business lines supporting the upstream and downstream industries. Mr. Crotty joined IHS Markit in 2016 through the acquisition of OPIS, where he was the Chief Executive Officer since 2002. Mr. Crotty has more than 25 years of experience running database and Software as a Service platform businesses, with a particular specialty in commodity pricing and supply database models. Before joining OPIS in 2002, Mr. Crotty spent eight years as a vice president of Hart Publications. Mr. Crotty has a master’s degree in journalism from American University and an undergraduate degree from Johns Hopkins University.

Jonathan Gear

Jonathan Gear is Executive Vice President and Chief Financial Officer of IHS Markit. Prior to taking that position in February 2020, Mr. Gear was Executive Vice President and President of Resources, Transportation, and CMS, including business lines supporting the automotive, technology, engineering, digital, upstream, downstream, maritime, and aerospace industries. Mr. Gear was previously Executive Vice President of Resources and Transportation for IHS. Earlier, he served in multiple leadership roles across IHS. Prior to joining IHS in 2005, Mr. Gear held leadership positions at Activant Solutions, smarterwork.com, and Booz Allen Hamilton. He holds a B.A. from the University of California, Berkeley, and an MBA from Stanford Graduate School of Business.

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

Edouard Tavernier

Edouard Tavernier is Executive Vice President, Transportation of IHS Markit, responsible for our Transportation segment, including business lines supporting the automotive and maritime industries. Mr. Tavernier was previously senior vice president of transportation and senior vice president of automotive for IHS Inc. He joined the company in 2008 and served in multiple product management, marketing, and commercial leadership roles. Before joining IHS Inc., Mr. Tavernier held management positions at LexisNexis, Global Insight, and United Business Media. He also worked at Goldman Sachs and BNP

Paribas. Mr. Tavernier has a Master’s Degree in Business Studies from Ecole des Hautes Etudes Commerciales (HEC) in France.

Item 1A. Risk Factors
In addition to the other information provided in this Annual Report on Form 10-K, you should carefully consider the risks described below. They are not the only risks that could adversely affect our business; other risks currently deemed immaterial or additional risks not currently known to us could also adversely affect us. If any of the following risks actually occurs, our business, financial condition, or results of operations could be materially and adversely affected. You should also read the section titled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

The COVID-19 pandemic has had and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread, including travel bans and restrictions, social distancing, quarantines, and business shutdowns, have caused significant economic disruption and adversely impacted the global economy, leading to reduced consumer spending and disruptions and volatility in the global financial and commodities markets. Even though some measures may currently be relaxed, they may be put back into place or increased if the spread of the pandemic continues or increases in the future. As a result of these measures and the general economic disruption, we experienced a decrease to our revenue primarily in the second and third quarters of 2020, particularly in our Resources and Transportation segments, such as from cancellation of customer events, voluntary price relief for certain customers and other interruptions and cancellations of business activity. Continued economic disruption or an extended economic recession may also lower activity levels in the end markets we service or cause declining financial performance of our customers, which could result in lower demand, cancellations, reductions, or delays for our products and services. As a result of COVID-19 and the current economic environment, we may experience continued pressure on organic revenue growth over the near term until economic conditions improve. A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and future policy decisions made by governments across the globe as they react to evolving local and global conditions. We continue to work with our stakeholders (including customers, employees, suppliers, business partners, and local communities) to attempt to mitigate the impact of the global pandemic on our business, including implementing our business continuity program to transition to a global work-at-home model (and gradually allowing employees to return to the office according to local regulations and employee readiness to return), proactively reducing costs intended to allow us to protect against further downside revenue risk, and investing in additional initiatives to support our long-term growth, while also focusing on maintaining liquidity and capital structure flexibility. However, we cannot assure you that these mitigation efforts will continue to be effective or successful. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, or cash flows, it may also have the effect of heightening many of the other risks described in “Risk Factors” set forth in this Annual Report on Form 10-K.

We operate in competitive markets, which may adversely affect our financial results.

While we do not believe that we have a direct competitor across all of the industries we serve, we face competition across all markets for our products and services, including from larger and smaller competitors that may be able to adopt new or emerging technologies to address customer requirements more quickly than we can, from incumbent companies with strong market share in specific markets, or from organizations that have not traditionally competed with us but could adapt their products and services or use their significant resources or expertise to begin competing. We believe that competitors are continuously investing, developing, and enhancing their products, services, and technology, and acquiring new businesses to better serve existing customers and attract new customers. In addition, the internet, widespread availability of sophisticated search engines, and public sources of free or relatively inexpensive information and solutions have simplified the process of locating, gathering, and disseminating data, potentially diminishing the perceived value of our offerings. While we believe our offerings are distinguished by such factors as complex compilation, standardization and analytical processes, currency, accuracy and completeness, and other added value, our customers could choose to obtain the information and solutions they need from public, regulatory, governmental, or other sources. An increase in our capital investments, price reductions for our offerings, reduced spending, or increased self-sufficiency by our customers due to competition could negatively impact our business, financial condition, and results of operations.

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

We rely on a system of physical and technological security measures, internal processes and controls, contractual precautions and business continuity plans, and policies, procedures, and training to protect the confidentiality of such data. We have dedicated resources at our company that are responsible for maintaining, and training our business teams on, appropriate levels of cyber-security, and we utilize third-party technology products and services to help identify, protect, and remediate our information technology systems and infrastructure against security breaches and cyber-incidents. Our information systems must also be constantly updated, patched, and upgraded to protect against known vulnerabilities and optimize performance. We may be required to incur significant costs to minimize or alleviate the effects of cyber-attacks or other security vulnerabilities and to protect against damage caused by future disruptions, security breaches, or cyber-attacks. However, our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches, disruptions, slowdowns or misconduct caused by employee error, malfeasance, or other third parties. In addition, if a customer or a third party provider experiences a data security breach that results in the misappropriation of our proprietary business information, our reputation could be harmed, even if we were not responsible for the breach.

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

For certain products and services, and especially for complex products and services, we often face long selling cycles to secure new contracts and customers, and there can be a long preparation period before we commence providing products and services. For instance, some of our Financial Services products and services can require active engagement with potential customers and can take 12 months or more to reach deal closure. Some products’ success is also dependent on building a network of users and may not be profitable while such a network is developing. We can incur significant business development expenses during the selling cycle, and we may not succeed in winning a new customer’s business, in which case we receive no revenue and may receive no reimbursement for such expenses. Selling cycle periods could lengthen, causing us to incur even higher business development expenses with no guarantee of winning a new customer’s business. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in obtaining contractual commitments after the selling cycle or in maintaining contractual commitments after the implementation cycle, and our business, financial condition, and results of operations could be adversely affected.

Our international operations are subject to exchange rate fluctuations.

We operate in many countries around the world and a significant part of our revenue comes from international sales. In 2020, we transacted approximately 40 percent of our revenues outside the United States and approximately 20 percent of our revenue was transacted in currencies other than the U.S. dollar. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including, but not limited to, the British Pound, the Euro, the Canadian Dollar, the Singapore Dollar, and the Indian Rupee. As we continue to leverage our global delivery model, more of our expenses will likely be incurred in currencies other than those in which we bill for the related products and services. An increase in the value of certain currencies against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in other currencies.

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

As part of our business strategy, we pursue selective acquisitions of complementary businesses, products or technologies, or joint ventures, partnerships, alliances, or similar strategic transactions and relationships with third parties, to support our business. We may also undertake dispositions of certain of our businesses or products. We seek to be disciplined in a highly competitive market and we may not be able to identify suitable candidates on favorable terms to successfully complete such strategic transactions. In addition, we typically fund our acquisitions through our credit facilities. Although we have capacity under our credit facilities, those may not be sufficient. Therefore, future acquisitions or strategic relationships may require us to obtain additional financing through debt or equity, which may not be available on favorable terms or at all and could result in shareholder dilution.

If such strategic transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits. Their success depends on, among other things, our ability to integrate businesses in a manner that realizes anticipated synergies and exceeds cost savings and revenue growth trends we have identified, which is a complex, costly, and time-consuming process. We expect to benefit from cost synergies driven by certain strategies, such as integrating corporate functions, using cost-competitive locations, optimizing IT infrastructure, real estate, and other costs, as well as greater tax efficiencies from global cash movement. We may also enjoy revenue synergies, including cross-selling of products and services, an expanded product offering, and balance across geographic regions. We may not be successful in integrating acquired businesses, and completed strategic transactions may not perform at the levels we anticipate or achieve our expected cost or revenue synergies.

The completion of such transactions may have material unanticipated risks, difficulties, costs, liabilities, competitive response, and diversion of management focus and attention, such as: difficulties, delays, and expenses in integrating or remediating operations, systems, and technology and maintaining institutional knowledge and procedures; challenges in conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures; challenges in keeping and developing business relationships; difficulties in managing the expanded operations of the company; impairments of goodwill and other intangible assets; disruption of operations; unexpected regulatory and operating difficulties and expenditures; contingent liabilities (including contingent tax liabilities) that are larger than expected; and adverse tax consequences pursuant to changes in applicable tax laws, regulations, or other administrative guidance. The anticipated benefits from strategic transactions may take longer to realize than expected or may not be fully realized. We may also have difficulty integrating and operating businesses in countries and geographies where we do not currently have a significant presence, and could increase our exposure to risks of conducting operations in international markets. Similarly, any divestitures will be accompanied by risks commonly encountered in the sale of businesses or assets. As a result, the failure of any strategic transactions to perform as expected could have a material adverse effect on our business, financial condition, or results of operations.

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

We are party to a $1.25 billion senior unsecured revolving credit agreement that matures in November 2024 (the “Senior Credit Facility”). The cost of borrowing under the Senior Credit Facility and our ability to, and the terms under which we may, access the credit markets are affected by credit ratings assigned to us by the major credit rating agencies. These ratings are premised on our performance under assorted financial metrics and other measures of financial strength, business and financial risk, and other factors determined by the credit rating agencies. Our current ratings have served to lower our borrowing costs and facilitate access to a variety of lenders. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics and factors caused by our operating results or by actions that we take that reduce our profitability, that require us to incur additional indebtedness or that allow us to return excess cash to shareholders through dividends or under our share repurchase program. A downgrade of our credit ratings would increase our cost of borrowing under the Senior Credit Facility, negatively affect our ability to access the capital markets on advantageous terms, or at all, negatively affect the trading price of our securities, and have a significant negative impact on our business, financial condition, and results of operations.

We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common shares pursuant to our share repurchase program.

In October 2019, the Board approved the initiation of a quarterly cash dividend that began in the first quarter of 2020. In addition, the Board terminated our previous share repurchase program and authorized a new share repurchase program of up to $2.5 billion in common shares with a termination date of November 30, 2021. Under the share repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. Quarterly cash dividends and share repurchases under our share repurchase program constitute components of our capital allocation strategy, which we fund with free operating cash flow and borrowings. However, we are not required to declare dividends or to make any share repurchases under our share repurchase program. Any determination by the Board to pay cash dividends on our common shares in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from the Board that the declaration of dividends complies with all applicable laws and agreements. As a result, in the future we may not choose or be able to declare or pay a cash dividend, and we may not achieve an annual dividend rate in any particular amount. Furthermore, the share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. For example, we briefly suspended our share repurchase program in the second and the third quarters of 2020 as a result of the COVID-19 pandemic. The reduction or elimination of our cash dividend or share repurchase program could adversely affect the market price of our common shares. Additionally, the existence of a share repurchase program could cause the market price of our common shares to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares. As a result, any repurchase program may not ultimately result in enhanced value to our shareholders and may not prove to be the best use of our cash resources.

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

Risks Related to Legal, Regulatory, and Compliance Matters
Changes in the legislative, regulatory, and commercial environments in which we operate may adversely impact our ability to collect, compile, use, transfer, publish, or sell data, subject us to increased regulation or decreased demand of our products and services, or prevent us from offering certain products or services, which could adversely affect our financial condition and operating results.

Certain types of information we collect, compile, store, use, transfer, publish and/or sell, and certain of our products and services, are subject to laws and regulations in various jurisdictions in which we operate. There is an increasing public concern regarding, and resulting regulations of, privacy, data, and consumer protection issues. Laws and regulations in jurisdictions in which we operate pertain primarily to personally identifiable information relating to individuals, constrain the collection, use, storage, and transfer of such data, as well as other obligations with which we must comply. If we fail to comply with these laws or regulations, we could be subject to significant litigation and civil or criminal penalties (including monetary damages, regulatory enforcement actions or fines) in one or more jurisdictions and reputational damage resulting in the loss of data, brand equity and business. To conduct our operations, we also move data across national borders and consequently are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection, and data security in an increasing number of jurisdictions. Many jurisdictions have passed laws in this area, such as the European Union General Data Protection Regulation (the “GDPR”), the cyber-security law adopted by China in 2017, and the 2020 California Privacy Act, and other jurisdictions are considering imposing additional restrictions. These laws and regulations are increasing in complexity and number, change frequently, and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. It is possible that we could be prohibited or constrained from collecting or disseminating certain types of data or from providing certain products or services. If we fail to comply with these laws or regulations, we could be subject to significant litigation, civil or criminal penalties, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

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

Legal, political, and economic uncertainty surrounding the exit of the United Kingdom from the European Union are a source of instability and uncertainty.

We are headquartered and tax domiciled in the United Kingdom and conduct business throughout the European Union primarily through our U.K. subsidiaries. The United Kingdom ceased to be a member state of the European Union on January 31, 2020 commonly referred to as “Brexit,” and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, with the E.U. expected to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it related to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, UK service suppliers no longer benefit from automatic access to the entire EU single market, UK goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. For instance, we may be required to move certain operations to other E.U. member states to maintain access to the E.U. single market and to E.U. trade deals. A decline in trade could affect the attractiveness of the United Kingdom as a global investment center and have a detrimental impact on U.K. growth. Although we have an international customer base, we could be adversely affected by reduced growth and greater currency and economic volatility in the United Kingdom. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate, including U.K. competition laws. Changes to U.K. immigration policy related to Brexit could also affect our business. Although the United Kingdom would likely retain its diverse pool of talent, London’s role as a global financial center may decline, particularly if financial institutions shift their operations to the European Union in order to maintain the E.U. financial services passport that is no longer available in the United Kingdom. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

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

Risks Related to the Merger
The merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the merger or any termination of the merger agreement could have material adverse effects on us.

On November 29, 2020, we, S&P Global Inc., a New York corporation (“S&P Global”), and Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of S&P Global (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended on January 20, 2021, the “merger agreement”), pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global (the “merger”). The completion of the merger is subject to a number of conditions, including, among other things, the receipt of the S&P Global shareholder approval and the IHS Markit shareholder approval, and the receipt of certain regulatory approvals, which make the completion and timing of the merger uncertain. In addition, the ongoing COVID-19 pandemic could delay the receipt of certain regulatory approvals. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the merger will be satisfied or waived or that the merger will be completed.

In addition, either S&P Global or IHS Markit may terminate the merger agreement under certain circumstances, including if the merger is not completed by the outside date determined pursuant to the merger agreement. In addition, in certain circumstances, upon termination of the merger agreement, IHS Markit would be required to pay a termination fee of $1.075 billion to S&P Global, and in certain circumstances, upon termination of the merger agreement, S&P Global would be required to pay a termination fee of $2.380 billion to IHS Markit, each as contemplated by the merger agreement.

If the merger is not completed, IHS Markit may be materially adversely affected and, without realizing any of the benefits of having completed the merger, will be subject to a number of risks, including the following: the market price of IHS Markit shares could decline; if the merger agreement is terminated and the IHS Markit board seeks another business combination, IHS

Markit shareholders cannot be certain that IHS Markit will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that S&P Global has agreed to in the merger agreement; time and resources, financial and otherwise, committed by IHS Markit’s management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities; IHS Markit may experience negative reactions from the financial markets or from their respective customers, suppliers or employees; and IHS Markit will be required to pay its expenses relating to the merger, such as legal, accounting and financial advisory fees, whether or not the merger is completed.

In addition, if the merger is not completed, IHS Markit could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against such party to perform its obligations under the merger agreement. Any of these risks could materially and adversely impact IHS Markit’s ongoing business, financial condition, results of operations and the market price of IHS Markit shares. Similarly, delays in the completion of the merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the merger and could materially and adversely impact IHS Markit’s ongoing business, financial condition, results of operations and the market price of IHS Markit shares.

The merger agreement contains provisions that limit our ability to pursue alternatives to the merger, could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us, and provide that, in specified circumstances, we would be required to pay a termination fee.

The merger agreement contains provisions that make it more difficult for IHS Markit to be acquired by, or enter into certain combination transactions with, a third party. The merger agreement contains certain provisions that restrict IHS Markit’s ability to, among other things, solicit, initiate or knowingly encourage, or knowingly take any other action designed to facilitate, any alternative transaction, or participate in any discussions or negotiations, or cooperate in any way with any person, with respect to any alternative transaction. In addition, following receipt by either of S&P Global or IHS Markit of any alternative transaction proposal that constitutes a “superior proposal,” each of IHS Markit or S&P Global, respectively, will have an opportunity to offer to modify the terms of the merger agreement before the S&P Global board or the IHS Markit board, respectively, may withdraw, qualify or modify its recommendation with respect to the S&P Global share issuance proposal or the IHS Markit merger proposal, respectively, in favor of such superior proposal.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring or combining with all or a significant portion of IHS Markit or pursuing an alternative transaction from considering or proposing such a transaction. In some circumstances, upon termination of the merger agreement, IHS Markit would be required to pay a termination fee of $1.075 billion to S&P Global, as contemplated by the merger agreement. If the merger agreement is terminated and IHS Markit determines to seek another business combination transaction, IHS Markit may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger.

We are subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect our business and operations.

In connection with the pendency of the merger, it is possible that some customers, suppliers, partners and other persons with whom IHS Markit has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with IHS Markit as a result of the merger or otherwise, which could negatively affect IHS Markit’s respective revenues, earnings and/or cash flows, as well as the market price of IHS Markit shares, regardless of whether the merger is completed. Under the terms of the merger agreement, IHS Markit is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to acquire or dispose of assets or pay dividends or incur capital expenditures above a certain amount. In addition, IHS Markit is restricted in its ability in certain cases to enter into or amend contracts, incur indebtedness or settle claims. Such limitations could adversely affect IHS Markit’s business and operations prior to the completion of the merger. Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the merger.

The combined company may be unable to successfully integrate the businesses of S&P Global and IHS Markit or realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the combined company’s ability to successfully combine and integrate the businesses of S&P Global and IHS Markit, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from the merger in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in demand by, customers. The ability of the combined company to realize these anticipated benefits is subject to certain risks, including whether the combined business will perform as expected, the possibility that S&P Global paid more for IHS Markit than the value the combined company will derive from the merger and the assumption of known and unknown liabilities of IHS Markit. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the combined company common stock may decline. The combined company may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected.

The integration of the two companies may result in material challenges, including: managing a larger, more complex combined business; maintaining employee morale and retaining key management and other employees; retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the merger, and attracting new business and operational relationships; consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating financial reporting, information technology infrastructure, data and content management systems and product platforms, communications and other systems; coordinating geographically separate organizations, including consolidating offices of S&P Global and IHS Markit that are currently in or near the same location; harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, compliance programs and other policies, procedures and processes; addressing possible differences in business backgrounds, corporate cultures and management philosophies; and unforeseen expenses or delays associated with the merger.

Many of these factors will be outside of S&P Global’s and/or IHS Markit’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and other adverse impacts, which could materially affect the combined company’s business, financial condition and results of operations. Due to legal restrictions, S&P Global and IHS Markit are currently permitted to conduct only limited planning for the integration of the two companies following the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.

We expect to incur substantial expenses related to the completion of the merger and the integration of the S&P Global and our businesses.

We expect to incur substantial expenses in connection with the completion of the merger and the integration of a large number of processes, policies, procedures, operations, technologies and systems of S&P Global and IHS Markit in connection with the merger. The management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management and which may result in increased costs and diversion of management’s time and energy, as well as materially adversely impact the anticipated synergies of the merger and the business, financial condition and results of operations of the combined company. The integration process and other disruptions resulting from the merger may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors and others with whom S&P Global and IHS Markit have business or other dealings, and difficulties in integrating the businesses or S&P Global and IHS Markit could harm the reputation of the combined company.

These incremental transaction-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Some of these expenses have already been incurred or may be incurred regardless of whether the merger is completed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 88 locations around the world, comprising 36 offices in the Americas (28 in the United States); 31 offices in EMEA; and 21 offices in APAC. We own the buildings at three of our locations. All of our other facilities are leased with terms ranging from month-to-month at some locations to an expiration date in 2032 for one of our facilities. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings

See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16” in Part II of this Form 10-K for information about legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange under the symbol “INFO.”

As of December 31, 2020, we had 67 holders of record of our common shares and approximately 377,000 beneficial holders of our common shares.

Our authorized share capital of $30 million consists of 3,000,000,000 common shares, par value $0.01 per share, and undesignated shares, par value $0.01 per share, that our Board of Directors is authorized to designate from time to time as common shares or as preference shares. As of November 30, 2020, no preference shares were issued and outstanding. The holders of our common shares are entitled to one vote per share.

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

Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda. As an exempted company, we may not carry on certain business in Bermuda without a license or consent granted by the Minister responsible for the Companies Act 1981.

Dividend Policy

We began paying a regular quarterly cash dividend in the first quarter of 2020 to all of our common shareholders of record (except for common shares held by the Markit Group Holdings Limited Employee Benefit Trust, which has, subject to certain limited exceptions, waived its right to receive dividends). We paid $0.17 per share for each quarter in 2020.

Subject to the limitations set forth in the merger agreement with S&P Global, we intend to continue paying a regular quarterly cash dividend in the future, although the declaration and payment of future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements, and other factors. The merger agreement provides, among other things, that the quarterly dividend on our shares will not exceed the amount specified in our disclosure letter to the merger agreement and that we will coordinate with S&P Global on the declaration of, record dates for, and payment of dividends in respect of our shares to ensure that our shareholders do not receive two dividends, or fail to receive one dividend, in any quarter with respect to our shares, on the one hand, and shares of S&P Global common stock issuable in the merger, on the other hand.

On January 15, 2021, our Board of Directors declared a quarterly cash dividend in an amount of $0.20 per common share, to be paid on February 12, 2021 to common shareholders of record as of the close of trading on January 29, 2021 (except for common shares held by the Markit Group Holdings Limited Employee Benefit Trust, which has, subject to certain limited exceptions, waived its right to receive dividends).

The Transfer Agent and Registrar for our common shares is Computershare Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of November 30, 2020, the last day of fiscal year 2020, with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions) ( a )		Weighted-average exercise price of outstanding options, warrants, and rights ( b )		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) ( c )
Equity compensation plans approved by security holders	8.1	(1)	$27.69	(2)	15.7	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	8.1		N/A		15.7
(1) Includes (a) 0.4 million stock options, (b) 4.7 million restricted share units and 1.4 million performance share units at target performance levels that were issued with no exercise price or other consideration, (c) 1.4 million shares reserved for issuance if maximum performance on performance share units is met, and (d) 0.2 million deferred share units payable to non-employee directors upon their termination of service.

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

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchases during the three months ended November 30, 2020. See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17” in Part II of this Form 10-K for information regarding our stock repurchase programs.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
September 1 - September 30, 2020:
Employee transactions (1)	4,687	$79.48	N/A	N/A
Accelerated share repurchase program (2)	2,002,002	$80.05	2,002,002	$1,550.0
October 1 - October 31, 2020:
Employee transactions (1)	304	$78.56	N/A	N/A
November 1 - November 30, 2020:
Employee transactions (1)	111,750	$91.70	N/A	N/A
Accelerated share repurchase program (2)	496,524	$80.05	496,524	$1,550.0
Total share repurchases	2,615,267	$80.55	2,498,526

For the fourth quarter of 2020, we repurchased approximately $211 million of common shares, including $200 million in open market share repurchases (described in note (2) below), and approximately $11 million in employee transactions (described in note (1) below).

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

(2) In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This October 2019 share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. The merger agreement with S&P Global restricts our ability to purchase our shares and therefore our share repurchase program is currently suspended through November 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation, as described in note (1).

In September 2020, we funded a $200 million accelerated share repurchase (“ASR”) agreement. Upon funding of the ASR, we received an initial delivery of 2.002 million shares. At the completion of the ASR in November 2020, we received an additional 0.497 million shares. The average price paid per share presented above reflects the average price for the 2.499 million total shares repurchased through the ASR.

Performance Graph

The following graph compares our total cumulative shareholder return with the Standard & Poor’s Composite Stock Index (“S&P 500”) and a peer index representing the total price change of Equifax Inc.; FactSet Research Systems Inc.; Gartner, Inc.; Moody’s Corporation; MSCI Inc.; Nielsen Holdings N.V.; S&P Global Inc.; TransUnion; Thomson Reuters Corporation; and Verisk Analytics, Inc.

The graph assumes a $100 cash investment on November 30, 2015 and the reinvestment of all dividends, where applicable. This graph is not indicative of future financial performance.

Comparison of Cumulative Total Return Among IHS Markit, S&P 500 Index, and Peer Group

400
350
300
250
200
150
100
50
Dollars
11/30/15
11/30/16
11/30/17
11/30/18
11/30/19
11/30/20
IHS Markit
Peer Group
S&P 500

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

United Kingdom Taxation

General

The following is a description of the material U.K. tax consequences of an investment in our common shares. It is intended only as a general guide to the position under current U.K. tax law and what is understood to be the current published practice of HMRC and may not apply to certain classes of investors, such as dealers in securities, persons who acquire (or are deemed to acquire) their securities by reason of an office or employment, insurance companies, and collective investment schemes. It is written on the basis that IHS Markit Ltd does not derive 75% or more of its qualifying asset value, directly or indirectly, from U.K. land. Rates of tax, thresholds, and allowances are given for the U.K. tax year 2020-21. Any person who is in doubt as to his tax position is strongly recommended to consult his own professional tax adviser. To the extent this description applies to U.K. residents and, if individuals, domiciled shareholders, it applies only to those shareholders who beneficially hold their shares as an investment (unless expressly stated otherwise) and hold less than 5 percent of the shares. This description does not apply to shareholders to whom split-year treatment applies.

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

U.K. resident shareholders

Individuals resident in the United Kingdom for taxation purposes will pay no tax on the first £2,000 of dividend income received in a tax year (the “nil rate amount”). The rates of income tax on dividends received above the nil rate amount for the 2020-21 tax year are: (a) 7.5 percent for dividends taxed in the basic rate band; (b) 32.5 percent for dividends taxed in the higher rate band; and (c) 38.1 percent for dividends taxed in the additional rate band. Dividend income that is within the nil rate amount counts towards an individual’s basic or higher rate limits. In calculating into which tax band any dividend income over the nil rate amount falls, dividend income is treated as the highest part of an individual’s income.

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

Taxation of capital gains

U.K. resident shareholders

A disposal of common shares by an individual shareholder who is (at any time in the relevant U.K. tax year) resident in the United Kingdom for tax purposes, may give rise to a chargeable gain or an allowable loss for the purposes of U.K. taxation of chargeable gains, depending on the shareholder’s circumstances and subject to any allowable deductions and any available exemption or relief including the annual exempt amount (being £12,300 for 2020-21). Capital gains tax is charged on chargeable gains at a rate of 10 percent or 20 percent (or a combination of both rates) depending on whether the individual is a basic rate taxpayer or a higher or additional rate taxpayer.

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

ISA

The common shares are eligible for inclusion in the stocks and shares component of an ISA, subject, where applicable, to the annual subscription limits for new investments into an ISA (for the tax year 2020-21, this is £20,000). Sums received by a shareholder on a disposal of common shares will not count towards the shareholder’s annual limit, but a disposal of common shares held in an ISA will not serve to make available again any part of the annual subscription limit that has already been used by the shareholder in that tax year.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Part II of this Form 10-K.

	Year ended November 30,
	2020	2019	2018	2017	2016
	(in millions, except for per share amounts)
Statement of Operations Data:
Revenue	$4,287.8	$4,414.6	$4,009.2	$3,599.7	$2,734.8

Income from continuing operations attributable to IHS Markit Ltd.	$870.7	$502.7	$542.3	$416.9	$143.6
Income from discontinued operations	—	—	—	—	9.2
Net income attributable to IHS Markit Ltd.	$870.7	$502.7	$542.3	$416.9	$152.8

Basic earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$2.19	$1.26	$1.38	$1.04	$0.46
Income from discontinued operations	—	—	—	—	0.03
Net income attributable to IHS Markit Ltd.	$2.19	$1.26	$1.38	$1.04	$0.49

Diluted earnings per share:
Income from continuing operations attributable to IHS Markit Ltd.	$2.17	$1.23	$1.33	$1.00	$0.45
Income from discontinued operations	—	—	—	—	0.03
Net income attributable to IHS Markit Ltd.	$2.17	$1.23	$1.33	$1.00	$0.48

Balance Sheet Data (as of period end):
Cash and cash equivalents	$125.6	$111.5	$120.0	$133.8	$138.9
Total assets	$16,135.2	$16,087.2	$16,062.3	$14,554.4	$13,936.6
Total long-term debt and capital leases	$4,641.7	$4,874.4	$4,889.2	$3,617.3	$3,279.3
Total stockholders' equity	$8,529.4	$8,415.8	$8,020.5	$8,004.4	$8,084.4

Net income attributable to IHS Markit Ltd. for 2020 included a gain on sale of the A&D business line of approximately $377 million. Net income attributable to IHS Markit Ltd. for 2019 included a one-time net tax expense associated with U.S. treasury regulations retroactive to 2018 of approximately $150 million. Net income attributable to IHS Markit Ltd. for 2018 include a one-time net tax benefit associated with U.S. tax reform of approximately $141 million.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•Resources, which includes our Upstream and Downstream product offerings; and
•Consolidated Markets & Solutions, which includes our Product Design, Economics & Country Risk, and TMT benchmarking product offerings.

Our recurring revenue streams represented approximately 88 percent of our total revenue in 2020. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

During 2020, we focused our efforts on increasing revenue and Adjusted EBITDA profit margin, innovating and developing new product offerings, managing our capital allocation policy, and responding effectively to the COVID-19 pandemic, including the following results and activities:

•Our total organic revenue declined slightly, largely due to the adverse effects of COVID-19 on both our recurring and non-recurring revenue streams.
•Our Adjusted EBITDA profit margin increased by 250 basis points, primarily as a result of cost reduction efforts to moderate the negative impact of revenue declines.
•We continued to introduce or enhance many of our product offerings, including our IHS Markit Data Lake.
•We divested our A&D business line on December 2, 2019.
•We repurchased $950 million of our common shares.
•We initiated a quarterly dividend in the first quarter of 2020.

For 2021, we expect to focus our efforts on the following actions:

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

•Introduce innovative offerings and enhancements. In recent years, we have launched several new product offerings addressing a wide array of customer needs, and we expect to continue innovating using our existing data sets and industry expertise, converting core information to higher value advanced analytics. We also intend to continue to invest across our business to increase our customer value proposition.

•Improve efficiency, productivity, and financial strength. We are striving to strengthen our operational excellence by consistently improving productivity and efficiency, particularly as we work through the effects of the COVID-19 pandemic. We also continue to build on our strong financial foundation, balancing capital allocation between returning capital to shareholders (targeting an annual capital return of 50 to 75 percent of our annual capital capacity through share repurchases and cash dividends) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position. We intend to continue to operate at the high end of our capital policy target leverage ratio of 2.0-3.0x.

On November 29, 2020, we, S&P Global Inc., a New York corporation (“S&P Global”), and Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of S&P Global (“Merger Sub”), entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global (the “merger”). The merger intends to bring together two world-class organizations, a unique portfolio of highly complementary assets in attractive markets, and cutting-edge innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger is subject to shareholder approval, antitrust and regulatory approvals, and other customary closing conditions.

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

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

•Organic – We define organic revenue growth as total revenue growth from continuing operations for all factors other than acquisitions and foreign currency movements. We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and selling new or enhanced product offerings.

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

Other Items

Cost of operating our business. We incur our cost of revenue primarily through acquiring, managing, and delivering our offerings. These costs include personnel, information technology, data acquisition, and occupancy costs, as well as royalty payments to third-party information providers. Our selling, general and administrative expense includes wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs. A large portion of our operating expenses are not directly commensurate with volume sold, particularly in our recurring revenue business model.

Stock-based compensation expense. We issue equity awards to our employees primarily in the form of restricted stock units and performance stock units, for which we record cost over the respective vesting periods. The typical vesting period is three years. As of November 30, 2020, we had approximately 6.8 million unvested RSUs and 0.1 million unvested stock options outstanding.

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

Revenue Recognition. Most of our offerings are provided under agreements containing standard terms and conditions. Approximately 88 percent of our 2020 revenue was derived from recurring revenue arrangements, which generally are initially deferred and then recognized ratably over the contract term. These recurring revenue arrangements typically do not require any significant judgments about when revenue should be recognized.

A limited number of recurring revenue arrangements and certain non-recurring revenue arrangements contain multiple performance obligations. We apply judgment in identifying the separate performance obligations to be delivered under the arrangement and allocating the transaction price based on the estimated standalone selling price of each performance obligation.

Business Combinations. We apply the purchase method of accounting to our business combinations. All of the assets acquired, liabilities assumed, and contingent consideration are allocated based on their estimated fair values. Fair value determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and expected business performance. There are also different valuation models and inputs for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition, the mix of intangible assets acquired, and expected business performance, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates. In 2020, 2019, and 2018, we recorded approximately $3.7 million, $61.5 million, and $745.3 million, respectively, of intangible assets associated with business combinations.

The structure of certain business combinations may also require the application of significant assumptions and estimates. For example, in 2017, we acquired 78 percent of aM; in exchange for the remaining 22 percent, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. The acquisition of these interests over the five years post-acquisition is based on put/call provisions that tie the valuation to the underlying adjusted EBITDA performance of aM. Since the purchase of these interests requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We had preliminarily estimated a range of $200 million to $225 million of unrecognized compensation expense related to this transaction, to be recognized over a weighted-average remaining recognition period of approximately four years. In the third quarter of 2018, upon reassessment of near-term financial expectations and their impact on the earn-out calculations, we reduced our estimated compensation expense range to $150 million to $175 million, to be recognized over a weighted-average recognition period of approximately 3.5 years. This change did not significantly impact 2018 expense. In November 2019, the option holders exercised 62.5 percent of their remaining 22 percent for $76 million, which was paid in December 2019, and we estimated the compensation expense associated with the remaining equity interests to be approximately $70 to $75 million. In

November 2020, upon reassessment of near-term financial expectations and their impact on the earn-out calculations, we further reduced our estimated compensation expense range for the remaining equity interests to $60 million to $65 million, of which approximately $37 million has been recognized as of November 30, 2020, with the remaining amount to be recognized through September 2022. We will acquire the remaining 8 percent of aM no later than December 2022 based on an earn-out mechanic tied to preceding year Adjusted EBITDA performance.

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

As of November 30, 2020 and 2019, we had approximately $3.8 billion and $4.2 billion, respectively, of finite-lived intangible assets. For finite-lived intangible assets, we review the carrying amount at least annually to determine whether current events or circumstances indicate a triggering event which could require an adjustment to the carrying amount. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value.

As of November 30, 2020 and 2019, we had approximately $9.9 billion and $9.8 billion, respectively, of goodwill. For goodwill, we use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that goodwill has been impaired. In 2020, we used a quantitative analysis in evaluating each of our reporting units, determining that we had a material excess of fair value over carrying value for each reporting unit. In 2019, we used a qualitative analysis for each reporting unit in determining that no impairment indicators were present. Our qualitative and quantitative analyses require a number of significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. The use of different estimates or assumptions could result in significantly different fair values for our goodwill and other intangible assets.

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

Results of Operations

Total Revenue

Total revenue for 2020 decreased 3 percent compared to the same period of 2019. Total revenue for 2019 increased 10 percent compared to the same period of 2018. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2020 to 2019 and 2019 to 2018.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2020 vs. 2019	(1)%	(2)%	—%
2019 vs. 2018	6%	5%	(1)%

Organic revenue growth in Financial Services for 2020, compared to 2019, was more than offset by either flat or negative organic revenue growth in the Resources, Transportation, and CMS segments, primarily due to the current economic environment impacting Resources Upstream product offerings, the cancellations of Resources and Transportation events in the second quarter of 2020, and the off-year cycle of the Boiler Pressure Vessel Code (“BPVC”) biennial release, which was last released in the third quarter of 2019 and impacts our CMS segment. Additionally, our dealer-facing products in the Transportation segment were most negatively impacted in the second quarter of 2020, with recovery beginning in the third and fourth quarters of 2020.

Organic revenue growth in 2019, compared to 2018, was attributable to both recurring and nonrecurring revenue growth. The recurring-based business increased 6 percent organically in 2019, led by Financial Services and Transportation offerings, with Resources also contributing to the organic growth. The non-recurring business increased 6 percent organically in 2019, led by Transportation and Resources offerings, with Financial Services offerings also contributing to the organic growth. The non-recurring revenue increase in 2019 was also partially due to the timing of the biennial cycle of the BPVC standard, which contributed approximately $8 million of growth in the 2019 results.

The acquisition-related revenue decline for 2020 was primarily due to the A&D business line divestiture that we completed at the beginning of 2020 and the TMT market intelligence assets divestiture in the third quarter of 2019, partially offset by the Agribusiness acquisition in the third quarter of 2019. Acquisition-related revenue growth for 2019 was primarily due to the Ipreo acquisition in the third quarter of 2018, as well as the Agribusiness acquisition, partially offset by the TMT market intelligence assets divestiture in the third quarter of 2019.

Foreign currency movements had minimal effect on our 2020 revenue growth and a slightly negative effect on our 2019 revenue growth. Due to the extent of our global operations, foreign currency movements could continue to positively or negatively affect our results in the future.

Revenue by Segment

	Year ended November 30,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Revenue:
Financial Services	$1,784.0	$1,701.5	$1,419.7	5%	20%
Transportation	1,151.6	1,246.1	1,160.2	(8)%	7%
Resources	863.1	933.8	876.5	(8)%	7%
CMS	489.1	533.2	552.8	(8)%	(4)%
Total revenue	$4,287.8	$4,414.6	$4,009.2	(3)%	10%

As a percent of total revenue:
Financial Services	42%	39%	35%
Transportation	27%	28%	29%
Resources	20%	21%	22%
CMS	11%	12%	14%

The percentage change in revenue for each segment is due to the factors described in the following table.

	2020 vs. 2019			2019 vs. 2018
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Financial Services revenue	5%	—%	—%	6%	15%	(1)%
Transportation revenue	(2)%	(6)%	—%	8%	—%	(1)%
Resources revenue	(9)%	1%	—%	5%	2%	—%
CMS revenue	—%	(8)%	—%	1%	(4)%	(1)%

Financial Services revenue experienced strong total organic growth in both 2020 and 2019. Within our Information product offerings, we experienced 5 percent organic revenue growth in 2020 and 4 percent organic growth in 2019, primarily due to the solid performance of our core pricing, valuation, equities, and indices offerings. Solutions organic revenue growth of 5 percent in 2020 was due to strength in global and private capital markets offerings, as well as in corporate actions offerings. Solutions organic revenue growth of 8 percent in 2019 benefitted from broad-based growth across the portfolio, led by our managed loan services and EDM product offerings. Processing organic revenue growth of 2 percent in 2020 was primarily due to solid derivative processing activity in the second quarter of 2020 resulting from increased market volatility during that period. Processing organic revenue decline of 2 percent in 2019 was due to lower loan processing revenue, partially offset by improved derivative processing revenue. The Ipreo acquisition in the third quarter of 2018 accounted for the acquisitive growth in 2019, as well as providing a strong contribution to organic revenue growth in the last four months of 2019.

The Transportation organic revenue decline for 2020 was due to the onset of the COVID-19 pandemic in the second quarter of 2020. Revenue from the dealer-facing portion of our automotive offerings in the second quarter of 2020 was negatively impacted by our temporary price relief for dealer customers, a pause in new sales activity, and cancellations from financially distressed customers, but we saw positive organic growth in this portion of our offerings in the latter half of 2020 as the COVID-19 impacts began to stabilize. Non-recurring Transportation organic revenue for 2020 declined significantly, primarily reflecting lower recall and marketing revenues. The Transportation organic revenue increase for 2019 was driven by solid organic recurring and non-recurring growth, primarily in our various automotive product offerings. Our automotive product offerings continue to provide the largest contribution to Transportation revenue, and our diversification in used and new car product offerings allows for balanced opportunities for growth. We anticipate a return to more normal organic growth rates in 2021 as we begin to pivot to a post-pandemic economic recovery. The A&D business line divestiture in the first quarter of 2020 accounted for the 6 percent decline in acquisitive revenue activity for Transportation.

The pronounced Resources organic revenue decline for 2020 was primarily a result of the COVID-19 pandemic, which resulted in significant pressure on the Upstream portion of our Resources revenue and the cancellation of our annual CERAWeek event in March 2020. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, decreased $74 million, or 9 percent, during 2020. As a result of the COVID-19 pandemic and the current economic environment, we anticipate continued pressure on the Upstream portion of our Resources organic revenue growth over the near term. Resources revenue for 2019 increased both in the recurring and non-recurring categories, with recurring organic revenue growth of 5 percent and non-recurring organic revenue growth of 8 percent. The Agribusiness acquisition in the third quarter of 2019 accounted for the majority of the acquisitive Resources revenue growth in 2019 and 2020.

CMS organic revenue growth for 2020 was flat compared to 2019, with recurring revenue improvements in Product Design offerings offset by the off-year cycle of the BPVC biennial release. CMS organic revenue growth for 2019 was due to recurring revenue growth in our Product Design offerings and the BPVC release in that year, partially offset by the non-renewal of a contract in our TMT benchmarking product offerings. The acquisitive declines in 2019 and 2020 were due to the TMT market intelligence assets divestiture.

Revenue by Transaction Type

	Year ended November 30,			% Change 2020 vs. 2019		% Change 2019 vs. 2018
(In millions, except percentages)	2020	2019	2018	Total	Organic	Total	Organic
Revenue:
Recurring fixed	$3,165.2	$3,162.4	$2,861.5	—%	2%	11%	6%
Recurring variable	616.3	572.9	506.3	8%	7%	13%	4%
Non-recurring	506.3	679.3	641.4	(25)%	(21)%	6%	6%
Total revenue	$4,287.8	$4,414.6	$4,009.2	(3)%	(1)%	10%	6%

As a percent of total revenue:
Recurring fixed	74%	72%	71%
Recurring variable	14%	13%	13%
Non-recurring	12%	15%	16%

The recurring-based business represented 88 percent of total revenue in 2020, compared to 85 percent and 84 percent of total revenue in 2019 and 2018, respectively. Recurring revenue represents a steady and predictable source of revenue for us.

Recurring fixed revenue increased 2 percent and 6 percent organically for 2020 and 2019. Financial Services offerings provided the largest contribution to the recurring fixed organic growth in 2020, at 6 percent, compared to 5 percent growth in 2019. Transportation recurring revenue increased 3 percent in 2020, down from its 10 percent organic growth rate for 2019 as a result of the effects of the COVID-19 pandemic. Resources recurring offerings declined 3 percent in 2020, compared to an organic increase of 5 percent in 2019, again due to the effects of the COVID-19 pandemic on our customer base. CMS recurring offerings increased 2 percent in 2020, and were flat in 2019. Recurring variable revenue was comprised entirely of Financial Services revenue for all periods, and grew 7 percent organically in 2020 and 6 percent organically in 2019.

Non-recurring revenue decreased 21 percent organically in 2020, compared to an organic 6 percent increase in 2019. The non-recurring organic revenue decline for 2020 was due primarily to the COVID-19 pandemic that led to the cancellation of our large customer events in the second quarter of 2020, lower OEM activity within our Transportation segment, and lower energy consulting revenue, as well as a difficult year-over-year comparison in Financial Services and the off-year cycle of the BPVC biennial release. We anticipate a return to non-recurring organic revenue growth in 2021 as customers begin to return to more normal activity. The 2019 increase was primarily driven by growth in our automotive and Resources product offerings, as well as positive contributions from Financial Services and the benefit from the 2019 BPVC release.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Year ended November 30,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Operating expenses:
Cost of revenue	$1,590.0	$1,657.0	$1,495.7	(4)%	11%
SG&A expense	1,128.0	1,197.9	1,192.8	(6)%	—%
Total cost of revenue and SG&A expense	$2,718.0	$2,854.9	$2,688.5	(5)%	6%

Depreciation and amortization expense	$591.6	$573.1	$541.2	3%	6%

As a percent of revenue:
Total cost of revenue and SG&A expense	63%	65%	67%
Depreciation and amortization expense	14%	13%	13%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The decrease in absolute total cost of revenue and SG&A expense in 2020 was primarily due to the execution of cost reduction activities we put in place at the onset of the COVID-19 pandemic. The increase in absolute total costs in 2019 was primarily due to recent acquisitions. As a percent of revenue, cost of revenue and SG&A expense have been steadily decreasing, primarily because of the ongoing cost management and rationalization efforts associated with acquisition integration, as well as the incremental cost reduction efforts in 2020 to mitigate the effects of the COVID-19 pandemic and organic revenue growth in 2019.

Within our cost of revenue and SG&A expense, stock-based compensation expense as a percentage of revenue was 6 percent, 5 percent, and 6 percent, respectively, for the years ended November 30, 2020, 2019, and 2018. The higher stock-based compensation percentage in 2020 was largely due to our higher share price, related employer tax impacts associated with the exercise of stock options, and accelerations for employees impacted by cost reduction activities.

Depreciation and Amortization Expense

Depreciation expense has been increasing primarily as a result of increases in capital expenditures for our various infrastructure and software development investments, while amortization expense has leveled off as our last significant acquisition was in 2018.

Acquisition-Related Costs

In 2020, 2019, and 2018, we incurred $45.3 million, $70.3 million, and $134.8 million, respectively, of costs associated with acquisitions, including employee severance charges and retention costs, contract termination costs for facility consolidations (prior to the adoption of ASC Topic 842), legal and professional fees, and compensation costs of $6.9 million in 2020, $41.5 million in 2019, and $54.1 million in 2018, related to the performance awards granted in connection with the purchase of aM. We expect to incur an additional $23 to $28 million of acquisition-related costs related to the aM performance awards over the next two years.

Segment Adjusted EBITDA

	Year ended November 30,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Adjusted EBITDA:
Financial Services	$886.1	$786.2	$636.9	13%	23%
Transportation	514.7	520.9	479.3	(1)%	9%
Resources	357.3	403.5	369.4	(11)%	9%
CMS	126.5	121.1	127.4	4%	(5)%
Shared services	(47.9)	(52.8)	(48.1)	(9)%	10%
Total Adjusted EBITDA	$1,836.7	$1,778.9	$1,564.9	3%	14%

As a percent of segment revenue:
Financial Services	49.7%	46.2%	44.9%
Transportation	44.7%	41.8%	41.3%
Resources	41.4%	43.2%	42.1%
CMS	25.9%	22.7%	23.0%

Total Adjusted EBITDA for 2020 increased primarily because of the leverage in our business model and cost reduction efforts, partially offset by the sale of our A&D business line and the impact of the COVID-19 pandemic and the associated economic disruption on our revenue growth. Financial Services segment Adjusted EBITDA and associated margin continued to increase because of organic revenue growth, favorable product mix, and cost management activities related to the pandemic. We expect some moderation in Financial Services margin due to increased investment and an anticipated increase in lower margin services revenue. Transportation segment Adjusted EBITDA was lower due to the negative organic revenue growth in 2020 as a result of the COVID-19 pandemic, as well as the first quarter 2020 divestiture of the A&D business line; however, Transportation Adjusted EBITDA margin increased as we carefully managed costs in a lower revenue environment. Resources Adjusted EBITDA and associated margin decreased due to the slowdown in organic revenue growth as a result of the COVID-19 pandemic.

In 2019, Adjusted EBITDA increased due to recent acquisitions and the leverage in our business model, as incremental revenue drives higher margins. As a percent of segment revenue, segment Adjusted EBITDA margins in 2019 also increased primarily due to organic revenue growth and the associated leverage benefits.

We continue to carefully monitor the progress of global efforts to mitigate the effects of the COVID-19 pandemic and will focus our efforts on returning to stronger organic revenue growth and continuing to manage cost to improve overall margins.

Provision for Income Taxes

Our effective tax rate for continuing operations for the year ended November 30, 2020 was 1.5 percent, compared to 32.7 percent in 2019 and negative 27.2 percent in 2018. The decrease in our tax rate for 2020, compared to 2019, is primarily due to an increase in excess tax benefits on stock-based compensation of approximately $51 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $63 million, partially offset by U.S. minimum tax of $47 million and a U.K. tax rate change that resulted in incremental tax of approximately $22 million. The increase in our tax rate for 2019, compared to 2018, is primarily due to a one-time net tax expense associated with U.S. treasury regulations retroactive to 2018 of approximately $150 million.

EBITDA and Adjusted EBITDA (non-GAAP measure)

	Year ended November 30,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
(In millions, except percentages)	2020	2019	2018

Net income attributable to IHS Markit Ltd.	$870.7	$502.7	$542.3	73%	(7)%
Interest income	(1.0)	(1.9)	(3.1)
Interest expense	236.6	259.7	225.7
Provision (benefit) for income taxes	13.3	242.6	(115.4)
Depreciation	217.5	196.1	175.1
Amortization	374.1	377.0	366.1
EBITDA	$1,711.2	$1,576.2	$1,190.7	9%	32%
Stock-based compensation expense	265.7	223.8	241.7
Restructuring and impairment charges	161.1	17.3	1.7
Acquisition-related costs	38.4	28.8	80.7
Acquisition-related performance compensation	6.9	41.5	54.1
Loss on debt extinguishment	—	7.0	4.7
Gain on sale of assets	(377.3)	(115.3)	—
Pension mark-to-market and settlement expense (gain)	31.2	1.8	(6.5)
Share of joint venture results not attributable to Adjusted EBITDA	0.6	0.9	0.5
Adjusted EBITDA attributable to noncontrolling interest	(1.1)	(3.1)	(2.7)
Adjusted EBITDA	$1,836.7	$1,778.9	$1,564.9	3%	14%
Adjusted EBITDA as a percentage of revenue	42.8%	40.3%	39.0%

As a percentage of revenue, Adjusted EBITDA increased 250 basis points in 2020 and 130 basis points in 2019. The 2020 increase was primarily due to cost reduction efforts to moderate the negative impact of revenue declines in the current COVID-19 and economic environment. The 2019 increase was primarily a result of strengthening revenue results and the associated business leverage benefit. We expect to continue to drive margin improvement through leveraging our business model and continuing to focus on efficiency and cost management efforts.

Financial Condition

(In millions, except percentages)	As of November 30, 2020	As of November 30, 2019	Dollar change	Percent change
Accounts receivable, net	$891.7	$890.7	$1.0	—%
Accrued compensation	$206.1	$215.2	$(9.1)	(4)%
Deferred revenue	$886.2	$879.7	$6.5	1%

The decrease in accrued compensation is primarily due to a lower current year accrual for employee bonuses due to financial results coming in at a lower achievement rate than in 2019. Accounts receivable and deferred revenue balances were relatively flat in 2020 compared to 2019, primarily due to the adverse COVID-19 impacts on our business.

Liquidity and Capital Resources

As of November 30, 2020, we had cash and cash equivalents of $126 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $4.91 billion of debt as of November 30, 2020, consisting primarily of $250 million of term loan debt and $4.68 billion of senior notes. As of November 30, 2020, we had approximately $1.2 billion available under our revolving credit facility. Subject to certain exceptions, the merger agreement with S&P Global restricts our ability to borrow more than $500 million in the aggregate without the prior consent of S&P Global. We do not believe this restriction will impact our liquidity to meet our ongoing working capital and capital expenditure needs.

Our interest expense in 2020 decreased from 2019 primarily because of lower floating interest rates and decreased borrowings on our revolving facility debt. Our interest expense in 2019 increased from 2018 primarily because of a higher average debt balance as a result of acquisitions and share repurchases, a higher effective interest rate due to an increased amount of fixed-rate debt, and higher short-term interest rates.

Our Board of Directors approved quarterly cash dividends of $0.17 per share during each quarter of 2020, which resulted in approximately $270.4 million of cash payouts during 2020.

Our Board of Directors has authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. The merger agreement with S&P Global restricts our ability to purchase our shares and therefore our share repurchase program is currently suspended through November 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation, as described below.

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

Based on our cash, debt, and cash flow positions, we believe that we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, amount of share repurchases and dividends, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. Given current market conditions as a result of COVID-19, we are focused on maintaining higher levels of liquidity and capital structure flexibility. We maintain a solid balance sheet, investor grade rating, a well-positioned debt maturity ladder, and a strong diversified bank group. We expect to continue to operate within our capital policy target range of 2.0x-3.0x gross leverage.

See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10” in Part II of this Form 10-K for additional information about our debt obligations.

Cash Flows

	Year ended November 30,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Net cash provided by operating activities	$1,138.8	$1,251.3	$1,289.5	(9)%	(3)%
Net cash provided by (used in) investing activities	$205.0	$(271.5)	$(2,112.1)	176%	(87)%
Net cash (used in) provided by financing activities	$(1,344.6)	$(958.0)	$873.0	40%	(210)%

The decrease in net cash provided by operating activities in 2020 was primarily due to $75.9 million of payments for acquisition-related performance compensation associated with the aM acquisition, as well as distributions associated with the settlement of our U.S. and U.K. pension plans, cash payments related to restructuring activities, and negative impacts on working capital from the current market conditions. The decrease in net cash provided by operating activities in 2019 was primarily due to a one-time tax payment associated with U.S. treasury regulations that were retroactive to 2018.

The increase in net cash provided by investing activities in 2020 was primarily due to the sale of the A&D business line. Net cash used in investing activities for 2019 decreased from 2018 primarily due to the net inflow of proceeds from acquisition and divestiture activity compared to the cash outflow in 2018 for the purchase of Ipreo.

The increase in net cash used in financing activities is primarily due to the $950 million in share repurchases that we made, as well as our $270 million in dividend payouts. Net cash used in financing activities decreased in 2019 primarily due to the repayment of borrowings made for the Ipreo acquisition, partially offset by fewer share repurchases.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Year ended November 30,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Net cash provided by operating activities	$1,138.8	$1,251.3	$1,289.5
Payments for acquisition-related performance compensation	75.9	—	—
Capital expenditures on property and equipment	(274.8)	(278.1)	(222.7)
Free cash flow	$939.9	$973.2	$1,066.8	(3)%	(9)%

The decrease in free cash flow in 2020 was primarily due to distributions associated with the settlement of our U.S. and U.K. pension plans, cash payments related to restructuring activities, and negative impacts on working capital from the current market conditions. The decrease in 2019 free cash flow was primarily due to lower net cash provided by operating activities due to higher tax payments and higher capital expenditure activity. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10” in Part II of this Form 10-K for a discussion of the current status of our debt arrangements.

Share Repurchase Programs

Please refer to Part II, Item 5 and “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17” in Part II of this Form 10-K for a discussion of our share repurchase programs.

Dividends

Please refer to Part II, Item 5 of this Form 10-K for a discussion of our dividend policy.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments as of November 30, 2020, along with the obligations associated with our term loans and notes, and the future periods in which such obligations are expected to be settled in cash (in millions):

		Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loans, notes, and interest	$6,013.6	$457.7	$1,624.2	$1,473.5	$2,458.2
Operating lease obligations	389.5	69.7	107.5	81.2	131.1
Unconditional purchase obligations	607.6	120.5	187.9	152.5	146.7
Total	$7,010.7	$647.9	$1,919.6	$1,707.2	$2,736.0

In 2022, we expect to pay cash to acquire the remaining aM equity interests. The amount of cash to be paid is based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Based on our current estimates, we believe that the purchase price for the remaining equity interests will be approximately $60-$65 million.

In addition to the term loans and notes, as of November 30, 2020, we also had $17 million of outstanding borrowings under our 2019 revolving facility at a current annual interest rate of 1.40 percent. The facility has a five-year term ending in June 2023. We also had approximately $6 million in finance lease obligations as of November 30, 2020.

Recent Accounting Pronouncements

Please refer to “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2” in Part II of this Form 10-K for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses from adverse changes in market rates and prices. We are exposed to market risk primarily in the form of foreign currency exchange rate and credit risk. We actively monitor these exposures. In order to manage these exposures, we use foreign currency derivative instruments. Our objective is to reduce fluctuations in revenue, earnings, and cash flows resulting from changes in foreign currency rates. We do not use derivatives for speculative purposes.

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates had minimal impact on our revenues in 2020, but decreased our revenues by approximately $34 million in 2019 and increased our revenues by approximately $24 million in 2018. Foreign currency rates did not have a material impact on operating income in any of 2020, 2019, or 2018. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our shareholders’ equity. In 2020, we recorded a cumulative translation gain of $134 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A hypothetical 10 percent change in the currencies that we are primarily exposed to would have impacted our 2020 revenue by approximately $90 million and our 2020 operating income by approximately $32 million. Approximately 80 percent of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

Credit Risk

We are exposed to credit risk associated with cash equivalents, foreign currency derivatives, and trade receivables. We do not believe that our cash equivalents or foreign currency derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound, and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Item 8.Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Balance Sheets as of November 30, 2020 and 2019
Consolidated Statements of Operations for the Years Ended November 30, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income for the Years Ended November 30, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the Years Ended November 30, 2020, 2019, and 2018
Consolidated Statements of Changes in Equity for the Years Ended November 30, 2020, 2019, and 2018
Notes to Consolidated Financial Statements for the Years Ended November 30, 2020, 2019, and 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of IHS Markit Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IHS Markit Ltd. (the Company) as of November 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended November 30, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Measurement of the Income Tax Provision

Description of the Matter	As more fully described in Notes 2 and 13 to the consolidated financial statements, the Company operates in domestic and international markets and is subject to tax law in the U.K., U.S. and foreign tax jurisdictions. The income tax provision is based on current enacted tax laws and tax rates of each tax jurisdiction. The Company’s accounting for income taxes involves the application of complex and changing tax regulations in multiple jurisdictions. The Company utilizes judgment in the interpretation of tax regulations as they apply to its tax positions. For the year ended November 30, 2020, income tax expense was $13.3 million.

Auditing the calculation of the provision for income taxes was complex because the provision for income taxes involved significant audit judgment. This significant judgment was due to the tax implications related to changes to the Company’s legal structure and transactions between consolidated entities that required evaluation of tax laws across multiple jurisdictions and evaluation of the application of such tax laws on the Company’s tax positions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls relating to the provision for income taxes, inclusive of management’s review of the provision and interpretation of tax laws. For example, we tested the Company’s controls over management’s review of the underlying data used in the provision for income tax calculations and controls over management’s review of the analysis provided by advisors utilized in the application of tax law to the Company’s tax positions.

We evaluated the Company’s calculation of the provision for income taxes. Among other audit procedures performed, we assessed the Company’s evaluation of tax laws and tested the provision for income tax calculations including the completeness and accuracy of underlying data used in the calculations. We involved our tax matter professionals to evaluate the application of tax law to the Company’s tax positions. This included evaluating advice obtained by the Company. We have also evaluated the Company’s income tax disclosures included in Notes 2 and 13 of the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Denver, Colorado
January 22, 2021

IHS MARKIT LTD.
CONSOLIDATED BALANCE SHEETS
(In millions, except for per-share amount)

	As of	As of
	November 30, 2020	November 30, 2019
Assets
Current assets:
Cash and cash equivalents	$125.6	$111.5
Accounts receivable, net	891.7	890.7
Deferred subscription costs	84.3	72.1
Assets held for sale	—	115.3
Other current assets	131.7	118.2
Total current assets	1,233.3	1,307.8
Non-current assets:
Property and equipment, net	724.8	658.2
Operating lease right-of-use assets, net	296.8	—
Intangible assets, net	3,846.1	4,169.0
Goodwill	9,908.7	9,836.3
Deferred income taxes	27.1	17.8
Other	98.4	98.1
Total non-current assets	14,901.9	14,779.4
Total assets	$16,135.2	$16,087.2
Liabilities and equity
Current liabilities:
Short-term debt	$268.1	$251.1
Accounts payable	48.2	59.7
Accrued compensation	206.1	215.2
Other accrued expenses	477.6	479.1
Income tax payable	29.1	58.5
Deferred revenue	886.2	879.7
Operating lease liabilities	63.5	—
Liabilities held for sale	—	25.9
Total current liabilities	1,978.8	1,969.2
Long-term debt, net	4,641.7	4,874.4
Operating lease liabilities	297.7	—
Deferred income taxes	543.4	667.2
Other liabilities	130.4	145.5
Commitments and contingencies
Redeemable noncontrolling interests	13.8	15.1
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 480.4 and 476.3 issued, and 396.5 and 398.3 outstanding at November 30, 2020 and November 30, 2019, respectively	4.8	4.8
Additional paid-in capital	7,830.2	7,769.4
Treasury shares, at cost: 83.9 and 78.0 at November 30, 2020 and November 30, 2019, respectively	(3,039.8)	(2,391.8)
Retained earnings	3,842.1	3,295.0
Accumulated other comprehensive loss	(107.9)	(261.6)
Total shareholders' equity	8,529.4	8,415.8
Total liabilities and equity	$16,135.2	$16,087.2
See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per-share amounts)

	Year ended November 30,
	2020	2019	2018
Revenue	$4,287.8	$4,414.6	$4,009.2
Operating expenses:
Cost of revenue	1,590.0	1,657.0	1,495.7
Selling, general and administrative	1,128.0	1,197.9	1,192.8
Depreciation and amortization	591.6	573.1	541.2
Restructuring and impairment charges	161.1	17.3	1.7
Acquisition-related costs	45.3	70.3	134.8
Other (income) expense, net	(378.7)	(104.5)	1.7
Total operating expenses	3,137.3	3,411.1	3,367.9
Operating income	1,150.5	1,003.5	641.3
Interest income	1.0	1.9	3.1
Interest expense	(236.6)	(259.7)	(225.7)
Net periodic pension and postretirement (expense) income	(31.6)	(2.8)	5.6
Non-operating expense, net	(267.2)	(260.6)	(217.0)
Income from continuing operations before income taxes and equity in loss of equity method investees	883.3	742.9	424.3
(Provision) benefit for income taxes	(13.3)	(242.6)	115.4
Equity in loss of equity method investees	(0.6)	(0.9)	(0.5)
Net income	$869.4	$499.4	$539.2
Net loss attributable to noncontrolling interest	1.3	3.3	3.1
Net income attributable to IHS Markit Ltd.	$870.7	$502.7	$542.3

Basic earnings per share attributable to IHS Markit Ltd.	$2.19	$1.26	$1.38
Weighted average shares used in computing basic earnings per share	396.8	399.5	394.4

Diluted earnings per share attributable to IHS Markit Ltd.	$2.17	$1.23	$1.33
Weighted average shares used in computing diluted earnings per share	401.5	409.2	406.9

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended November 30,
	2020	2019	2018
Net income	$869.4	$499.4	$539.2
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	3.7	(3.2)	7.6
Net pension liability adjustment (2)	15.6	(5.7)	4.8
Foreign currency translation adjustment	134.4	46.2	(220.4)
Total other comprehensive income (loss)	153.7	37.3	(208.0)
Comprehensive income	$1,023.1	$536.7	$331.2
Comprehensive loss attributable to noncontrolling interest	1.3	3.3	3.1
Comprehensive income attributable to IHS Markit Ltd.	$1,024.4	$540.0	$334.3

(1) Net of tax benefit (expense) of $0.3, $0.7, and $(1.8) for the years ended November 30, 2020, 2019, and 2018, respectively.
(2) Net of tax benefit (expense) of $(5.0), $1.7 and $(1.1) for the years ended November 30, 2020, 2019, and 2018, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended November 30,
	2020	2019	2018
Operating activities:
Net income	$869.4	$499.4	$539.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	591.6	573.1	541.2
Stock-based compensation expense	265.7	223.8	241.7
Gain on sale of assets, net	(377.3)	(115.3)	—
Impairment of assets	33.8	—	—
Payments for acquisition-related performance compensation	(75.9)	—	—
Net periodic pension and postretirement expense (income)	31.6	2.8	(5.6)
Undistributed loss (income) of affiliates, net	0.9	0.4	(0.8)
Pension and postretirement contributions	(34.4)	(2.0)	(2.6)
Deferred income taxes	(134.7)	(49.6)	(211.7)
Change in assets and liabilities:
Accounts receivable, net	1.6	(67.9)	(11.8)
Other current assets	(21.9)	(27.0)	9.7
Accounts payable	(17.3)	15.5	32.1
Accrued expenses	11.4	11.9	65.0
Income tax	(41.2)	76.9	22.5
Deferred revenue	5.7	38.8	26.6
Other assets and liabilities	29.8	70.5	44.0
Net cash provided by operating activities	1,138.8	1,251.3	1,289.5
Investing activities:
Capital expenditures on property and equipment	(274.8)	(278.1)	(222.7)
Acquisitions of businesses, net of cash acquired	(4.7)	(136.5)	(1,876.2)
Proceeds from sale of assets	476.6	163.5	—
Change in other assets	(10.9)	(18.3)	(6.2)
Settlements of forward contracts	18.8	(2.1)	(7.0)
Net cash provided by (used in) investing activities	205.0	(271.5)	(2,112.1)
Financing activities:
Proceeds from borrowings	861.7	2,631.7	4,617.0
Repayment of borrowings	(1,086.7)	(3,188.9)	(3,122.6)
Payment of debt issuance costs	—	(13.2)	(30.8)
Payments for purchase of noncontrolling interests	—	—	(10.1)
Proceeds from noncontrolling interests	—	12.5	—
Contingent consideration payments	—	(2.2)	(43.0)
Repurchases of common shares	(950.0)	(500.0)	(672.5)
Payments related to tax withholding for stock-based compensation	(128.2)	(75.6)	(95.0)
Proceeds from the exercise of employee stock options	229.0	177.7	230.0
Dividends paid	(270.4)	—	—
Net cash (used in) provided by financing activities	(1,344.6)	(958.0)	873.0
Foreign exchange impact on cash balance	14.9	(30.3)	(64.2)
Net increase (decrease) in cash and cash equivalents	14.1	(8.5)	(13.8)
Cash and cash equivalents at the beginning of the period	111.5	120.0	133.8
Cash and cash equivalents at the end of the period	$125.6	$111.5	$120.0

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2017	399.2	$4.7	$7,612.1	$(1,745.0)	$2,217.6	$(85.0)	$8,004.4	$19.1
Repurchases of common shares	(14.2)	—	—	(672.5)	—	—	(672.5)	—
Share-based award activity	2.5	—	(162.9)	308.7	(22.7)	—	123.1	—
Option exercises	9.6	—	231.2	—	—	—	231.2	—
Net income (loss)	—	—	—	—	542.3	—	542.3	(3.1)
Impact of the Tax Cuts and Jobs Act of 2017	—	—	—	—	5.9	(5.9)	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(10.1)
Other comprehensive loss	—	—	—	—	—	(208.0)	(208.0)	—
Balance at November 30, 2018	397.1	$4.7	$7,680.4	$(2,108.8)	$2,743.1	$(298.9)	$8,020.5	$5.9
Repurchases of common shares	(7.6)	—	—	(500.0)	—	—	(500.0)	—
Share-based award activity	2.1	0.1	(86.5)	217.0	(6.8)	—	123.8	—
Option exercises	6.7	—	175.5	—	—	—	175.5	—
Net income (loss)	—	—	—	—	502.7	—	502.7	(3.3)
Adjustment to opening retained earnings related to adoption of ASC Topic 606	—	—	—	—	56.0	—	56.0	0
Issuance of noncontrolling interests	—	—	—	—	—	—	—	12.5
Other comprehensive loss	—	—	—	—	—	37.3	37.3	—
Balance at November 30, 2019	398.3	$4.8	$7,769.4	$(2,391.8)	$3,295.0	$(261.6)	$8,415.8	$15.1
Repurchases of common shares	(13.0)	—	—	(950.0)	—	—	(950.0)	—
Share-based award activity	2.6	—	(168.2)	302.0	(48.1)	—	85.7	—
Option exercises	8.6	—	229.0	—	—	—	229.0	—
Dividends and dividend equivalents	—	—	—	—	(275.5)	—	(275.5)	—
Net income (loss)	—	—	—	—	870.7	—	870.7	(1.3)
Other comprehensive loss	—	—	—	—	—	153.7	153.7	—
Balance at November 30, 2020	396.5	$4.8	$7,830.2	$(3,039.8)	$3,842.1	$(107.9)	$8,529.4	$13.8
See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Business

IHS Markit Ltd. (“IHS Markit” or “we” or “us” or “our”) was formed in 2016 through a merger of IHS Inc., which had been in business since 1959 and was publicly traded since 2005, and Markit Ltd., which was founded in 2003 and was publicly traded since 2014.

We are an information company. With expertise across some of the world’s largest industries, we leverage technology and data science to provide the insights, software, and data to help our customers make better informed decisions, driving growth, performance, and efficiency.

Our segments are organized to address customer needs by industry, as follows:

•Financial Services, which includes our financial Information, Solutions, and Processing product offerings;
•Transportation, which includes our Automotive and Maritime & Trade product offerings;
•Resources, which includes our Upstream and Downstream product offerings; and
•Consolidated Markets & Solutions, which includes our Product Design, Economics & Country Risk, and TMT benchmarking product offerings.

We offer the majority of our products and services through recurring fixed and variable fee arrangements, and this business model has historically delivered stable revenue and predictable cash flows.

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business. For instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year; however, this event was cancelled in 2020 due to the COVID-19 pandemic. The cancellation of our CERAWeek and other large customer events scheduled for the second quarter of 2020 reduced our non-recurring revenue by approximately $50 million in 2020. The COVID-19 pandemic could have continuing effects on our business, and we are unable to predict the extent or duration of the pandemic’s future impact on our business. Another example of seasonality is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2019.

2.Significant Accounting Policies

Fiscal Year End
Our fiscal year ends on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2020 means the year ended November 30, 2020.

Consolidation Policy
The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In May 2017 and again in February 2019, we sold redeemable noncontrolling interests in a small limited liability company we own. The units issued to the noncontrolling interests include put/call options, and we have determined that the noncontrolling interests should be reported as mezzanine equity. The carrying value for these interests as of November 30, 2020 and 2019 approximates fair value.

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

Concentration of Credit Risk
We are exposed to credit risk associated with cash equivalents, foreign currency derivatives, and trade receivables. We do not believe that our cash equivalents or derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government, and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for probable credit losses. The allowance is based upon management’s assessment of known credit risks, as well as general industry and economic conditions. Specific accounts receivable are written off upon notification of bankruptcy or once the account is significantly past due and our collection efforts are unsuccessful.

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

Our cash, accounts receivable, and accounts payable are all short-term in nature; therefore, the carrying value of these items approximates their fair value. The carrying value of our debt instruments other than our senior notes approximate their fair value because of the variable interest rate associated with those instruments. The fair value of the senior notes is included in Note 10, and is measured using observable inputs in markets that are not active; consequently, we have classified the senior notes within Level 2 of the fair value hierarchy. Our derivatives, as further described in Note 9, are measured at fair value on a recurring basis by reference to similar transactions in active markets and observable inputs other than quoted prices; consequently, we have classified those financial instruments within Level 2 of the fair value hierarchy.

Revenue Recognition
On December 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective transition method applied to our customer revenue contracts as of the adoption date. Revenue results for periods beginning after December 1, 2018 are presented in accordance with ASC Topic 606, while amounts for 2018 continue to be reported in accordance with ASC Topic 605, “Revenue Recognition.”

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

Property and Equipment
Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	7	to	30	years
Capitalized software	3	to	7	years
Computers and office equipment	4	to	10	years

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

Leases
On December 1, 2019, we adopted ASC Topic 842, “Leases,” using the modified retrospective transition method applied to our lease contracts as of the adoption date. We elected to use the transition relief package of practical expedients, but we did not elect to use the hindsight practical expedient in determining a lease term and impairment of the right-of-use (“ROU”) assets at the adoption date. We did not apply the lease accounting recognition requirements to leases with a term of one year or less.

We utilize operating leases for our various workplaces worldwide, and we also utilize operating leases for our data centers. These leases have remaining terms ranging from one to 12 years, many of which include renewal and early termination options. As of November 30, 2020, we have not considered extension and early termination options in our calculation of the ROU assets and lease liabilities because we do not believe that it is reasonably certain that we will exercise those options. We do not have any significant finance leases.

We determine if an arrangement is a lease at inception. We consider any contract where there is an identified asset that we have the right to control in determining whether the contract contains a lease. ROU assets represent our right to use the underlying assets for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We calculate our incremental borrowing rates by extrapolating our current unsecured bond portfolio across the maturity ladder and adjusting the resultant corporate rate for the estimated spread for a secured borrowing and for foreign currencies, as appropriate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in operating lease right-of-use assets, net, and current and non-current operating lease liabilities in the consolidated balance sheets.

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

We review the carrying amount of finite-lived intangible assets at least annually to determine whether current events or circumstances indicate a triggering event which could require an adjustment to the carrying amount. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value. We did not identify any impairment in the fiscal years ended November 30, 2020, 2019, and 2018.

Goodwill
We review the carrying amount of goodwill at least annually, or more frequently as required, to determine whether current events or circumstances indicate a triggering event that could require an adjustment to the carrying amount. We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We determined that we have five reporting units for 2020. We use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that goodwill has been impaired. For the fiscal year ended November 30, 2020, we performed a quantitative analysis and determined that the estimated fair value for each of the five reporting units was significantly in excess of its respective carrying value. For 2019 and 2018, we used a qualitative analysis in determining that no impairment indicators were present.

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

Advertising Costs
Production costs are expensed as of the first date that the advertisements take place. Advertising expense was approximately $59.5 million, $64.9 million, and $59.7 million for the years ended November 30, 2020, 2019, and 2018, respectively, and was primarily comprised of advertising for CARFAX.

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

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be effective for us in the first quarter of our fiscal year 2021. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

3.Business Combinations and Divestitures

On November 29, 2020, we, S&P Global Inc., a New York corporation (“S&P Global”), and Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of S&P Global (“Merger Sub”), entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global (the “merger”). The merger intends to bring together a unique portfolio of highly complementary assets, as well as innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger is subject to shareholder approval, antitrust and regulatory approvals, and other customary closing conditions.

During the year ended November 30, 2020, we completed the divestiture of our Aerospace & Defense (“A&D”) business line for approximately $470 million. The A&D assets were previously included in our Transportation segment. We recognized a gain of approximately $377 million on the sale, which is recorded in other (income) expense, net. The transaction resulted in the divestiture of the following assets and liabilities, which were classified as held-for-sale as of November 30, 2019 (in millions):

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

We also completed two small acquisitions in 2019. The following table summarizes the purchase price allocation, net of acquired cash, for our 2019 acquisitions (in millions):

Total
Assets:
Current assets	$6.1
Property and equipment	0.6
Intangible assets	61.5
Goodwill	90.4
Total assets	$158.6
Liabilities:
Current liabilities	$2.1
Deferred revenue	12.2
Total liabilities	$14.3
Purchase price	$144.3

Of the goodwill recorded for the 2019 business combinations, approximately $8.6 million is tax deductible.

During the year ended November 30, 2019, we sold the majority of our Technology, Media & Telecom (“TMT”) market intelligence assets portfolio to Informa plc for approximately $150 million. Prior to the sale, the TMT assets were included in our CMS segment. We recognized a gain of approximately $112 million on the sale, which is recorded in other (income) expense, net. The transaction resulted in the divestiture of the following assets and liabilities (in millions):

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

automotiveMastermind equity interests acquisition. In September 2017, we acquired automotiveMastermind (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time for $432 million. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We agreed to pay cash to acquire the interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability within other liabilities in the consolidated balance sheets. In November 2019, the option holders exercised the put provision on 62.5 percent of their remaining 22 percent interest in the business for $75.9 million in cash, which we paid in December 2019. We estimate the compensation expense associated with the remaining equity interests to be approximately $60 to $65 million, of which approximately $36.8 million has been recognized as of November 30, 2020, with the remaining amount to be recognized through September 2022.

4.Revenue

We disaggregate our revenue by segment (as described in Note 20) and by transaction type according to the following categories:

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

The following table presents our revenue by transaction type (in millions):

	2020	2019	2018
Recurring fixed revenue	$3,165.2	$3,162.4	$2,861.5
Recurring variable revenue	616.3	572.9	506.3
Non-recurring revenue	506.3	679.3	641.4
Total revenue	$4,287.8	$4,414.6	$4,009.2

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the estimated standalone selling price to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $19.3 million as of November 30, 2020 and $39.8 million as of December 1, 2019, and are recorded in accounts receivable, net, in the consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. We record our contract liabilities as deferred revenue in the consolidated balance sheets. The following table provides a reconciliation of our contract liabilities as of November 30, 2020 (in millions):

Balance at December 1, 2018	$858.0
Billings	3,470.6
Revenue recognized	(3,414.9)
Acquisition and divestiture activity	(34.0)
Balance at November 30, 2019	$879.7
Billings	3,268.1
Revenue recognized	(3,261.6)
Balance at November 30, 2020	$886.2

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

5.Accounts Receivable

Our accounts receivable balance consists of the following as of November 30, 2020 and 2019 (in millions):

	2020	2019
Accounts receivable	$922.5	$916.3
Less: Accounts receivable allowance	(30.8)	(25.6)
Accounts receivable, net	$891.7	$890.7

We record an accounts receivable allowance when it is probable that the accounts receivable balance will not be collected. The amounts comprising the allowance are based upon management’s estimates and historical collection trends. The activity in our accounts receivable allowance consists of the following for the years ended November 30, 2020, 2019, and 2018, respectively (in millions):

	2020	2019	2018
Balance at beginning of year	$25.6	$30.4	$23.2
Provision for bad debts	17.1	14.9	15.6
Other additions	5.2	4.6	7.9
Write-offs and other deductions	(17.1)	(24.3)	(16.3)
Balance at end of year	$30.8	$25.6	$30.4

6.Property and Equipment

Property and equipment consists of the following as of November 30, 2020 and 2019 (in millions):

	2020	2019
Land, buildings and improvements	$171.1	$181.1
Capitalized software	1,253.3	1,019.5
Computers and office equipment	388.7	378.4
Property and equipment, gross	1,813.1	1,579.0
Less: Accumulated depreciation	(1,088.3)	(920.8)
Property and equipment, net	$724.8	$658.2

Depreciation expense was $217.5 million, $196.1 million, and $175.1 million for the years ended November 30, 2020, 2019, and 2018, respectively.

7.Leases

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for our operating leases for the year ended November 30, 2020 (in millions):

Year ended November 30, 2020
Lease cost:
Operating lease cost	$68.3
Variable lease cost	$6.7

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$66.6

As of November 30, 2020:
Weighted-average remaining lease term	7.9 years
Weighted-average discount rate	1.9%

We incurred operating lease charges of approximately $66.1 million and $65.0 million in 2019 and 2018, respectively. As of November 30, 2020, maturities of operating lease liabilities under non-cancellable arrangements were as follows (in millions):

Year	Amount
2021	$69.7
2022	58.5
2023	49.0
2024	43.8
2025	37.4
Thereafter	131.1
Total future minimum operating lease payments	389.5
Imputed interest	(28.3)
Total operating lease liability	$361.2

8.Intangible Assets

The following table presents details of our acquired intangible assets, other than goodwill (in millions):

	As of November 30, 2020			As of November 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,507.0	$(805.1)	$2,701.9	$3,476.1	$(628.7)	$2,847.4
Developed technology	965.9	(290.1)	675.8	949.6	(208.9)	740.7
Information databases	597.1	(368.2)	228.9	591.6	(310.9)	280.7
Trademarks	490.2	(258.6)	231.6	487.0	(203.0)	284.0
Developed computer software	68.9	(62.9)	6.0	76.3	(62.9)	13.4
Other	4.1	(2.2)	1.9	4.1	(1.3)	2.8
Total intangible assets	$5,633.2	$(1,787.1)	$3,846.1	$5,584.7	$(1,415.7)	$4,169.0

Intangible asset amortization expense was $374.1 million, $377.0 million, and $366.1 million for the years ended November 30, 2020, 2019, and 2018, respectively. Estimated future amortization expense related to intangible assets held as of November 30, 2020 is as follows (in millions):

Year	Amount
2021	$373.8
2022	$357.5
2023	$344.9
2024	$325.7
2025	$296.1
Thereafter	$2,148.1

Changes in our goodwill and gross intangible assets from November 30, 2019 to November 30, 2020 were primarily the result of foreign currency translation effects. The change in net intangible assets was primarily due to current year amortization, as well as foreign currency translation effects.

9.Derivatives

Our business is exposed to various market risks, primarily foreign currency risk. We utilize derivative instruments to help us manage this risk. We do not hold or issue derivatives for speculative purposes.

To mitigate our foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other (income) expense, net, on the consolidated statements of operations, since we have not designated these contracts as hedges for accounting purposes. We recognized $22.1 million and $13.3 million of gain associated with foreign currency forwards for 2020 and 2019, respectively, and we recognized $8.5 million of loss associated with foreign currency forwards for 2018. These gains and losses primarily offset transactional gains and losses from underlying foreign currency exposures. The notional amount of our outstanding foreign currency forward contracts was $342.3 million and $695.0 million as of November 30, 2020 and 2019, respectively.

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of November 30, 2020 and 2019, we had assets of $2.5 million and $3.5 million, respectively, which were classified within other current assets, and we had liabilities of $0.4 million and $3.9 million, respectively, which were classified within other accrued expenses and other liabilities.

10.Debt

The following table summarizes total indebtedness as of November 30, 2020 and 2019 (in millions):

		November 30, 2020		November 30, 2019
	Maturity Date	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facilities:
2019 revolving facility	November 2024	$17.0	$17.0	$237.0	$237.0
2019 credit agreement	April 2021	250.0	250.0	250.0	250.0
Senior Unsecured Notes:
5.00% senior notes due 2022	November 1, 2022	748.2	802.6	748.2	798.2
4.125% senior notes due 2023	August 1, 2023	499.2	545.2	498.9	528.8
3.625% senior notes due 2024	May 1, 2024	399.3	436.8	398.9	416.4
4.75% senior notes due 2025	February 15, 2025	809.7	916.2	811.8	873.6
4.00% senior notes due 2026	March 1, 2026	500.0	573.9	500.0	530.2
4.75% senior notes due 2028	August 1, 2028	747.9	906.8	747.6	838.4
4.25% senior notes due 2029	May 1, 2029	971.4	1,135.5	974.2	1,026.7
Debt issuance costs		(38.5)		(47.7)
Finance leases		5.6		6.6
Total debt		$4,909.8		$5,125.5
Current portion		(268.1)		(251.1)
Total long-term debt		$4,641.7		$4,874.4

2019 revolving facility. On November 29, 2019, we entered into a $1.25 billion senior unsecured revolving credit agreement (“2019 revolving facility”). Subject to certain conditions, the 2019 revolving facility may be expanded by up to an aggregate of $750 million in additional commitments. Borrowings under the 2019 revolving facility mature in November 2024. The interest rates for borrowings under the 2019 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.625 percent, depending upon our corporate credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.10 percent to 0.25 percent based upon our corporate credit rating. We had approximately $1.3 million of outstanding letters of credit under the 2019 revolving facility as of November 30, 2020, which reduced the available borrowing under the facility by an equivalent amount.

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

As of November 30, 2020, we had approximately $17.0 million of outstanding borrowings under the 2019 revolving facility at a current annual interest rate of 1.40 percent and approximately $250.0 million of outstanding borrowings under the 2019 credit agreement at a current weighted average annual interest rate of 1.14 percent.

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

As of November 30, 2020, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

The carrying value of our variable rate debt instruments approximate their fair value because of the variable interest rates associated with those instruments. The fair values of the senior notes were measured using observable inputs in markets that are not active; consequently, we have classified those notes within Level 2 of the fair value hierarchy.

Maturities of outstanding borrowings under the revolving facility, credit agreement, and senior notes as of November 30, 2020 are as follows (in millions):

Year	Amount
2021	$250.0
2022	748.0
2023	500.0
2024	417.0
2025	800.0
Thereafter	2,200.0
$4,915.0

11.Restructuring and Impairment Charges

During 2020, in an effort to moderate the impact of the COVID-19 pandemic on our business, we implemented cost reduction programs and incurred approximately $127.3 million of restructuring charges, comprised primarily of employee severance charges. Approximately $45.2 million of the total charge was allocated to shared services, with $30.3 million of the charge recorded in the Resources segment, $22.2 million the Financial Services segment, $21.0 million in the Transportation segment, and the remainder in the CMS segment. The following table provides a reconciliation of the restructuring liability, recorded in other accrued expenses, as of November 30, 2020 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination and Other Costs	Total
Balance at November 30, 2019	$2.9	$0.8	$3.7
Add: Restructuring costs incurred	103.0	24.3	127.3
Less: Amount paid	(51.6)	(14.3)	(65.9)
Balance at November 30, 2020	$54.3	$10.8	$65.1

As of November 30, 2020, approximately $22.5 million of the remaining restructuring liability was in shared services, $18.0 million was in the Resources segment, $10.4 million was in the Financial Services segment, $10.0 million was in the Transportation segment, and $4.2 million was in the CMS segment.

As part of our effort to moderate the impact of the COVID-19 pandemic, we also evaluated our office facilities to determine where we could exit, consolidate, or otherwise optimize our use of office space throughout the company. For the year ended November 30, 2020 we fully or partially abandoned multiple office locations, recording approximately $33.8 million of impairment charges (primarily allocated to shared services), in accordance with the impairment provisions of ASC Topic 360.

12.Acquisition-Related Costs

During 2020, we incurred approximately $45.3 million in costs associated with acquisitions, including banker, legal, litigation, and professional fees, and $6.9 million of performance compensation expense related to the aM acquisition described in Note 3. Approximately $22.0 million of the total charge was allocated to shared services, with $11.0 million of the charge recorded in the Financial Services segment, $7.1 million in the Transportation segment, and the remainder in the CMS segment.

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

During 2018, we incurred approximately $134.8 million in costs associated with acquisitions, including $54.1 million of performance compensation expense related to the aM acquisition described in Note 3, employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees. Approximately $19.4 million of the total charge was allocated to shared services, with $49.2 million of the charge recorded in the Financial Services segment, $3.5 million in the Resources segment, $59.0 million in the Transportation segment, and $3.7 million in the CMS segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of November 30, 2020 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Performance Compensation and Other	Total
Balance at November 30, 2017	$13.9	$17.6	$23.7	$55.2
Add: Costs incurred	25.2	19.8	88.3	133.3
Revision to prior estimates	—	2.1	(0.6)	1.5
Less: Amount paid	(36.6)	(22.7)	(42.7)	(102.0)
Balance at November 30, 2018	$2.5	$16.8	$68.7	$88.0
Add: Costs incurred	4.3	0.4	68.0	72.7
Revision to prior estimates	—	(0.1)	(2.3)	(2.4)
Less: Amount paid	(6.8)	(10.9)	(19.8)	(37.5)
Balance at November 30, 2019	$—	$6.2	$114.6	$120.8
Add: Costs incurred	—	0.3	44.7	45.0
Revision to prior estimates	—	0.5	(0.2)	0.3
Less: ASC Topic 842 adjustment	—	(4.4)	—	(4.4)
Less: Amount paid	—	(1.3)	(92.1)	(93.4)
Balance at November 30, 2020	$—	$1.3	$67.0	$68.3

As of November 30, 2020, the $68.3 million remaining liability was primarily in the Transportation segment and shared services. Approximately $36.8 million of the remaining liability in the Performance Compensation and Other category is associated with the aM acquisition-related performance compensation liability. We expect that substantially all of the remaining acquisition-related costs accrued liability will be paid in 2021 except for the aM performance compensation liability.

13.Income Taxes

The amounts of income from continuing operations before income taxes and equity in loss of equity method investees for the years ended November 30, 2020, 2019, and 2018, respectively, is as follows (in millions):

	2020	2019	2018
U.K.	$179.4	$(33.7)	$75.8
U.S.	109.1	206.1	(167.5)
Foreign	594.8	570.5	516.0
Income from continuing operations before income taxes and equity in loss of equity method investees	$883.3	$742.9	$424.3

The provision (benefit) for income taxes from continuing operations for the years ended November 30, 2020, 2019, and 2018, respectively, is as follows (in millions):

	2020	2019	2018
Current:
U.K.	$(14.1)	$52.1	$12.1
U.S.	102.7	185.8	24.4
Foreign	59.3	54.3	59.8
Total current	147.9	292.2	96.3
Deferred:
U.K.	(44.7)	(70.6)	(21.1)
U.S.	(76.8)	21.5	(155.9)
Foreign	(13.1)	(0.5)	(34.7)
Total deferred	(134.6)	(49.6)	(211.7)
Provision (benefit) for income taxes	$13.3	$242.6	$(115.4)

The following table presents the reconciliation of the benefit for income taxes between the U.K. rate and our effective tax rate for the years ended November 30, 2020, 2019, and 2019, respectively (in millions):

	2020	2019	2018
Statutory tax at U.K. rate (19%)	$167.8	$141.1	$80.6
Foreign rate differential	(4.2)	(53.8)	(38.9)
Stock-based compensation	(94.8)	(43.7)	(39.2)
Tax law change	22.0	179.6	(178.3)
Tax-exempt gain	(63.4)	—	—
Deferred tax	(14.1)	—	—
Transition tax	—	—	31.4
Valuation allowance	1.7	4.2	5.5
Transaction costs	4.2	8.7	13.0
Uncertain tax positions	(4.8)	5.4	1.1
Other	(1.1)	1.1	9.4
Provision (benefit) for income taxes	$13.3	$242.6	$(115.4)
Effective tax rate expressed as a percentage of pre-tax earnings	1.5%	32.7%	(27.2)%

The foreign rate differential in the above table is primarily attributable to U.S. and Swiss jurisdictions. The tax-exempt gain is attributable to the divestiture of the A&D business line, and deferred tax is attributable to intercompany transactions.

The tax law change for 2020 in the above table primarily relates to the tax effect of the U.K. change in tax rate. The tax law change and transition tax amounts for 2019 and 2018 in the above table primarily relate to the tax effect of U.S. tax reform enacted in fiscal year 2018 and subsequent tax regulations issued during fiscal year 2019, retroactive to fiscal year 2018, as further described below.

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

We have not provided a deferred tax liability on approximately $4.9 billion of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. This amount includes $3 billion of U.S. earnings and $1.9 billion of non-U.S. earnings at November 30, 2020. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision has been provided for those earnings. If we were to repatriate those earnings, in the form of dividends or otherwise, we would be subject to income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

The significant components of deferred tax assets and liabilities as of November 30, 2020 and 2019 are as follows (in millions):

	2020	2019
Deferred tax assets:
Deferred stock-based compensation	$43.9	$59.7
Interest carryforward	211.5	116.8
Loss and other carryforwards	62.3	57.3
Lease liabilities	67.9	—
Other	88.5	80.2
Gross deferred tax assets	474.1	314.0
Valuation allowance	(18.0)	(16.3)
Realizable deferred tax assets	456.1	297.7
Deferred tax liabilities:
Property and equipment	(56.7)	(63.8)
Intangible assets	(829.2)	(850.8)
Lease right-of-use assets	(55.9)	—
Other	(30.6)	(32.5)
Gross deferred tax liabilities	(972.4)	(947.1)
Net deferred tax liability	$(516.3)	$(649.4)

A significant portion of the net deferred tax liability included above relates to the tax effect of the step-up in value of intangible assets as a result of the merger between IHS Inc. and Markit Ltd.

As of November 30, 2020, we had loss carryforwards for tax purposes totaling approximately $289.0 million, comprising $69.3 million of U.S. net operating loss carryforwards, $95.3 million of U.K. net operating loss carryforwards, and $124.4 million of foreign net operating loss carryforwards. If not used, the U.S. net operating loss carryforwards will begin to expire in 2021 and the U.K. and foreign net operating loss carryforwards generally may be carried forward indefinitely. We have analyzed the net operating losses and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

The valuation allowance for deferred tax assets increased by $1.7 million in 2020. The increase is primarily due to changes in loss carryovers in non-U.S. tax jurisdictions.

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest, and penalties as of November 30, 2020 and 2019 are as follows (in millions):

	Unrecognized Tax Benefits	Interest and Penalties
Balance at November 30, 2018	$11.5	$1.8
Additions:
Current year tax positions	8.6	0.7
Prior year tax positions	2.5	1.0
Decreases:
Lapse of statute of limitations	(0.6)	—
Prior year tax positions	(0.2)	(0.2)
Balance at November 30, 2019	21.8	3.3
Additions:
Current year tax positions	—	—
Prior year tax positions	3.8	1.6
Decreases:
Lapse of statute of limitations	(1.7)	(0.4)
Prior year tax positions	(9.4)	(0.9)
Balance at November 30, 2020	$14.5	$3.6

We include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. The entire amount of unrecognized benefits at November 30, 2020 may affect the annual effective tax rate if the benefits are eventually recognized.

It is reasonably possible that we will experience a $1.6 million decrease in the reserve for unrecognized tax benefits within the next 12 months. We would experience this decrease in relation to uncertainties associated with the expiration of applicable statutes of limitation.

We and our subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2016.

14.Pensions and Postretirement Benefits

Defined Benefit Plans

We historically sponsored the following defined benefit plans:

•A frozen, non-contributory defined-benefit retirement plan (the “U.S. RIP”) for certain of our U.S. employees and an associated frozen, unfunded Supplemental Income Plan (“SIP”), which was a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount. We terminated both of these plans in December 2018 and fully distributed plan assets in 2020.
•A frozen defined-benefit pension plan (the “U.K. RIP”) that covers certain employees of a subsidiary based in the United Kingdom. We terminated this plan in 2020 and have distributed all plan assets.

Benefits for all three plans were generally based on years of service and either average or cumulative base compensation, depending on the plan. Plan funding strategies were influenced by employee benefit laws and tax laws. The U.K. RIP included a provision for employee contributions and inflation-based benefit increases for retirees.

We applied pension termination accounting to the U.S. RIP and SIP for 2019 and 2020, and we applied pension termination accounting to the U.K. RIP in 2020. During 2020, we incurred $31.6 million of settlement expense associated with lump-sum distributions, the conversion to termination accounting for the U.K. RIP, and a premium to third-party insurers associated with the transfer of our U.S. and U.K. RIP liabilities to those insurers. We incurred $2.8 million and $1.5 million of net periodic pension expense in 2019 and 2018, respectively.

Postretirement Benefits

During the third quarter of 2018, we terminated our contributory postretirement medical plan, which resulted in a $7.1 million curtailment gain associated with the reduction in postretirement benefit liability.

Defined Contribution Plans

Employees of certain subsidiaries may participate in defined contribution plans, and we provide matching contributions as part of the plans. Benefit expense relating to these plans was approximately $30.5 million, $26.8 million, and $21.1 million for the years ended November 30, 2020, 2019, and 2018, respectively.

15.Stock-based Compensation

The 2014 Equity Incentive Award Plan (“2014 Equity Plan”) provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other share-based awards, and covered employee annual incentive awards. Upon vesting of an award, we may either issue new shares or reissue treasury shares. As of November 30, 2020, we have an authorized maximum of 38.2 million shares under the 2014 Equity Plan, and that amount will be increased by (a) the number of shares granted and outstanding under the Key Employee Incentive Program, the 2013 Share Option Plan, and the 2014 Share Option Plan as of June 24, 2014 that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of our common shares, and (b) on January 1 of each year through January 1, 2024, in an amount equal to the lesser of: (x) 2.5 percent of the total number of IHS Markit’s common shares issued and outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year and (y) such number of common shares determined by our Board of Directors. As of November 30, 2020, 15.7 million shares were available for future grant under the 2014 Equity Plan.

Total unrecognized compensation expense related to all nonvested awards was $207.6 million as of November 30, 2020, with a weighted-average recognition period of approximately 1.4 years.

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
The following table summarizes RSU/RSA activity for the year ended November 30, 2020:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2019	8.2	$47.41
Granted	3.3	$75.92
Vested	(4.3)	$45.71
Forfeited	(0.4)	$62.22
Balance at November 30, 2020	6.8	$61.57

The weighted-average grant date fair value for awards granted during the years ended November 30, 2020, 2019, and 2018 was $75.92, $52.60, and $48.24, respectively. The total fair value of RSUs that vested during the years ended November 30, 2020, 2019, and 2018 was $340.2 million, $211.2 million, and $259.5 million, respectively.

Stock Options. Stock options under the 2014 Equity Plan generally vest over one to three years, and expire seven years from the date of grant. We issue treasury shares in satisfaction of all stock option exercises. The following table summarizes stock option award activity through November 30, 2020, as well as stock options exercisable as of November 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2019	9.0	$26.81
Exercised	(8.6)	$26.77
Balance at November 30, 2020	0.4	$27.69	1.8	32.1
Exercisable at November 30, 2020	0.4	$27.71	1.7	28.5
The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on November 30, 2020 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on November 30, 2020. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the years ended November 30, 2020, 2019, and 2018 was approximately $426.6 million, $238.6 million, and $248.2 million, respectively.

Stock-based compensation expense for the years ended November 30, 2020, 2019, and 2018, respectively, was as follows (in millions):

	2020	2019	2018

Cost of revenue	$79.3	$64.9	$70.0
Selling, general and administrative	186.4	158.9	171.7
Total stock-based compensation expense	$265.7	$223.8	$241.7

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in millions):

	2020	2019	2018
Income tax benefits	$163.1	$96.2	$106.2

No stock-based compensation cost was capitalized during the years ended November 30, 2020, 2019, or 2018.

16.Commitments and Contingencies

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

As of January 20, 2021, two complaints have been filed by purported shareholders of IHS Markit relating to our proposed merger with S&P Global. These actions are captioned Shiva Stein v. IHS Markit Ltd., et al., Case No. 1:21-cv-00229 (S.D.N.Y.), filed in the United States District Court for the Southern District of New York, and Tian Shi v. IHS Markit Ltd., et al., Case No. 1:21-cv-00296 (E.D.N.Y.), filed in the United States District Court for the Eastern District of New York. The complaints name IHS Markit and the members of the IHS Markit board as defendants, and the Stein action also names S&P Global and S&P Global’s merger subsidiary as defendants. The complaints generally assert claims under Section 14(a) and Section 20(a) of the US Securities Exchange Act of 1934, as amended, challenging the adequacy of certain disclosures made in the version of the joint proxy statement/prospectus filed by S&P Global with the SEC on January 8, 2021. The complaints seek, among other relief, an injunction preventing the closing of the merger between IHS Markit and S&P Global unless and until the information sought is disclosed, rescission of the related merger agreement to the extent already implemented or rescissory damages and attorneys’ and experts’ fees. IHS Markit believes the claims asserted in the complaints are without merit.

17.Common Shares and Earnings per Share

Weighted average common shares outstanding for the years ended November 30, 2020, 2019, and 2018, respectively, were calculated as follows (in millions):

	2020	2019	2018
Weighted-average shares outstanding:
Shares used in basic EPS calculation	396.8	399.5	394.4
Effect of dilutive securities:
RSUs/RSAs	2.7	2.9	3.4
Stock options	2.0	6.8	9.1
Shares used in diluted EPS calculation	401.5	409.2	406.9

Share Repurchase Programs

In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This October 2019 share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of November 30, 2020, we had $1.6 billion remaining available to repurchase under the program. The merger agreement with S&P Global restricts our ability to purchase our shares and therefore our share repurchase program is currently suspended through November 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation, as described below.

During the years ended November 30, 2020, 2019, and 2018, we entered into various accelerated share repurchase (“ASR”) agreements, repurchasing 13.0 million, 7.6 million, and 10.3 million shares, respectively, for $950.0 million, $500.0 million, and $500.0 million, respectively.

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

18.Accumulated Other Comprehensive Income (Loss)

AOCI consists of foreign currency translation adjustments, net pension and postretirement liability adjustments, and net gain (loss) on hedging activities. Each item is reported net of the related income tax effect. The following table summarizes the changes in AOCI by component, net of tax, for the year ended November 30, 2020 (in millions):

	Foreign currency translation	Net pension and postretirement liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2017	$(68.1)	$(13.0)	$(3.9)	$(85.0)
Other comprehensive (loss) income before reclassifications	(220.4)	3.6	4.8	(212.0)
Reclassifications from AOCI to income	—	1.2	2.8	4.0
Reclassifications from AOCI to retained earnings	—	(1.7)	(4.2)	(5.9)
Balance at November 30, 2018	$(288.5)	$(9.9)	$(0.5)	$(298.9)
Other comprehensive income (loss) before reclassifications	46.2	(7.1)	(4.4)	34.7
Reclassifications from AOCI to income	—	1.4	1.2	2.6
Balance at November 30, 2019	$(242.3)	$(15.6)	$(3.7)	$(261.6)
Other comprehensive income (loss) before reclassifications	134.4	0.8	(0.5)	134.7
Reclassifications from AOCI to income	—	14.8	4.2	19.0
Balance at November 30, 2020	$(107.9)	$—	$—	$(107.9)

Amounts reclassified from AOCI to income related to net pension and postretirement liability are recorded in net periodic pension and postretirement expense.

19.Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30, 2020, 2019, and 2018, respectively (in millions):

	2020	2019	2018
Interest paid	$225.1	$244.4	$188.5
Income tax payments, net	$192.2	$191.2	$64.1

Our interest expense in 2020 decreased from 2019 primarily because of lower floating interest rates and decreased borrowings on our revolving facility debt. Our interest expense in 2019 increased from 2018 primarily because of a higher average debt balance as a result of acquisitions and share repurchases, a higher effective interest rate due to an increased amount of fixed-rate debt, and higher short-term interest rates. Income tax payments in 2020 and 2019 increased primarily due to the impact of U.S. tax reform.

Cash and cash equivalents amounting to approximately $125.6 million and $111.5 million reflected on the consolidated balance sheets at November 30, 2020 and 2019, respectively, are maintained primarily in U.S. Dollars, British Pounds, Indian Rupee, Chinese Yuan, and Euro.

20. Segment Information

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

No single customer accounted for 10 percent or more of our total revenue for the years ended November 30, 2020, 2019, or 2018. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Year ended November 30,
	2020	2019	2018
Revenue
Financial Services	$1,784.0	$1,701.5	$1,419.7
Transportation	1,151.6	1,246.1	1,160.2
Resources	863.1	933.8	876.5
CMS	489.1	533.2	552.8
Total revenue	$4,287.8	$4,414.6	$4,009.2

Adjusted EBITDA
Financial Services	$886.1	$786.2	$636.9
Transportation	514.7	520.9	479.3
Resources	357.3	403.5	369.4
CMS	126.5	121.1	127.4
Shared services	(47.9)	(52.8)	(48.1)
Total Adjusted EBITDA	$1,836.7	$1,778.9	$1,564.9

Reconciliation to the consolidated statements of operations:
Interest income	1.0	1.9	3.1
Interest expense	(236.6)	(259.7)	(225.7)
(Provision) benefit for income taxes	(13.3)	(242.6)	115.4
Depreciation	(217.5)	(196.1)	(175.1)
Amortization related to acquired intangible assets	(374.1)	(377.0)	(366.1)
Stock-based compensation expense	(265.7)	(223.8)	(241.7)
Restructuring and impairment charges	(161.1)	(17.3)	(1.7)
Acquisition-related costs	(38.4)	(28.8)	(80.7)
Acquisition-related performance compensation	(6.9)	(41.5)	(54.1)
Loss on debt extinguishment	—	(7.0)	(4.7)
Gain on sale of assets	377.3	115.3	—
Pension mark-to-market and settlement (expense) gain	(31.2)	(1.8)	6.5
Share of joint venture results not attributable to Adjusted EBITDA	(0.6)	(0.9)	(0.5)
Adjusted EBITDA attributable to noncontrolling interest	1.1	3.1	2.7
Net income attributable to IHS Markit	$870.7	$502.7	$542.3

Total assets by segment were as follows:

	Year ended November 30,
	2020	2019
Total Assets
Financial Services	$9,685.5	$9,435.6
Transportation	3,000.3	3,018.2
Resources	2,786.0	2,831.3
CMS	663.4	686.8
Shared services	—	115.3
Total assets	$16,135.2	$16,087.2

The table below provides information about revenue and long-lived assets for the U.S., the U.K., and the rest of the world for 2020, 2019, and 2018. Revenue by country is generally based on where the customer contract is signed. Long-lived assets include net property and equipment.

	2020		2019		2018
(in millions)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
U.S.	$2,642.4	$568.3	$2,804.6	$494.2	$2,406.1	$415.4
U.K.	458.2	115.8	486.5	126.3	452.2	127.9
Rest of world	1,187.2	40.7	1,123.5	37.7	1,150.9	36.3
Total	$4,287.8	$724.8	$4,414.6	$658.2	$4,009.2	$579.6

Activity in our goodwill account was as follows:

(in millions)	Financial Services	Transportation	Resources	CMS	Consolidated Total
Balance at November 30, 2018	$5,431.3	$2,031.6	$2,015.0	$358.1	$9,836.0
Acquisitions	—	9.0	87.0	—	96.0
Adjustments to purchase price	7.0	—	0.2	—	7.2
Asset sale	—	—	—	(33.4)	(33.4)
Reclassification to assets held for sale	—	(87.7)	—	—	(87.7)
Foreign currency translation	11.8	0.2	5.9	0.3	18.2
Balance at November 30, 2019	5,450.1	1,953.1	2,108.1	325.0	9,836.3
Acquisitions	4.4	—	—	—	4.4
Adjustments to purchase price	—	—	(5.9)	—	(5.9)
Asset sale	—	—	—	(1.0)	(1.0)
Foreign currency translation	53.3	8.1	12.1	1.4	74.9
Balance at November 30, 2020	$5,507.8	$1,961.2	$2,114.3	$325.4	$9,908.7

The 2019 asset sale relates to the goodwill allocated to the TMT market intelligence assets that were sold on August 1, 2019. The 2019 reclassification to assets held for sale relates to the A&D business line divestiture, which was subsequently sold on December 2, 2019.

21.Quarterly Results of Operations (Unaudited)

The following table summarizes certain quarterly results of operations (in millions, except per share data):

	Three Months Ended
	February 28	May 31	August 31	November 30
2020
Revenue	$1,080.8	$1,026.6	$1,073.2	$1,107.2
Net income attributable to IHS Markit Ltd.	$485.0	$71.7	$162.9	$151.1
Earnings per share:
Basic	$1.23	$0.18	$0.41	$0.38
Diluted	$1.20	$0.18	$0.41	$0.38

2019
Revenue	$1,046.4	$1,135.5	$1,112.3	$1,120.4
Net income attributable to IHS Markit Ltd.	$109.7	$149.8	$40.1	$203.1
Earnings per share:
Basic	$0.28	$0.37	$0.10	$0.51
Diluted	$0.27	$0.37	$0.10	$0.50

First quarter 2020 net income attributable to IHS Markit Ltd. included a gain on sale of the A&D business line of approximately $377 million. Third quarter 2019 net income attributable to IHS Markit Ltd. included a one-time tax expense of approximately $200 million associated with U.S. Treasury regulations related to U.S. tax reform retroactive to 2018, and fourth quarter 2019 net income attributable to IHS Markit Ltd. included an offsetting one-time tax benefit of approximately $50 million associated with the same regulations.

22.Subsequent Events

In December 2020, we acquired a 13 percent interest in Gen II Fund Services for $150 million as part of a joint venture with General Atlantic and Hg Capital. We expect that this investment will drive revenue synergies between the joint venture and our Private Markets solutions across private credit, private equity, and data and analytics businesses.

Also in December 2020, we acquired Cappitech Regulation Ltd., a Tel-Aviv based technology company providing regulatory reporting solutions on behalf of its clients to regulators, trade repositories, and affiliates, allowing customers to efficiently monitor the transaction reporting taking place across multiple jurisdictions. Cappitech’s advanced technology provides a scalable platform that we expect to combine with our other offerings in the Financial Services segment. We acquired Cappitech for upfront consideration of $50 million, with an additional earnout based on a three-year performance period, which we currently estimate at $50 to $75 million.

In January 2021, we signed an agreement to enter into a 50/50 joint venture arrangement with shared control with CME Group to combine post-trade services including trade processing and risk mitigation operations. The joint venture will incorporate our MarkitSERV business and CME’s optimization business. Through the combination, we intend to increase operating efficiencies and be better able to service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. We expect the deal to close in the second half of 2021.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2020 using the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2020.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of IHS Markit Ltd.

Opinion on Internal Control over Financial Reporting

We have audited IHS Markit Ltd.’s internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IHS Markit Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended November 30, 2020 and the related notes and our report dated January 22, 2021 expressed an unqualified opinion thereon.

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
January 22, 2021

Item 9B. Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS paid an annual fee of approximately $40,000 through December 2019. The procurement of this information was exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. GTIS did not renew its subscription for calendar year 2020 and no longer receives the trade data sourced from Iran. No sales were attributable to Iranian trade data in the second, third, or fourth quarter of 2020. Subject to any changes in the exempt status of such activities, we may, in the future, resume these business activities as permissible under applicable export control and economic sanctions laws and regulations.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement on Schedule 14A for our 2020 Annual General Meeting of Shareholders (“Proxy Statement”), which will be filed no later than 120 days after November 30, 2020.

We have adopted a code of ethics, referred to as our Business Code of Conduct, which applies to our directors, officers and employees. Information regarding our Business Code of Conduct is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after November 30, 2020. Our Business Code of Conduct is available on the Investor Relations page of our website at http://investor.ihsmarkit.com. If we approve any substantive amendment to our Business Code of Conduct, or if we grant any waiver of our Business Code of Conduct to our directors or executive officers, we will post an update on the Investor Relations page of our website (http://investor.ihsmarkit.com) within four business days following the date of the amendment or waiver describing the nature and date of the amendment or the nature of the waiver, the name of the person to whom it was granted, and the date of the waiver, as the case may be. The information on our website is not and should not be considered a part of this Form 10-K.

Item 11. Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2020. The information provided under Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2020.

Item 14. Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Index of Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8 – Financial Statements and Supplementary Data).

(b)Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 20, 2016, by and among IHS Inc., Markit Ltd., and Marvel Merger Sub, Inc. (Incorporated by reference to Exhibit 99.1 to the Markit Ltd. Report of Foreign Private Issuer on Form 6-K (file no. 001-36495) furnished on March 21, 2016 (second Form 6-K))

2.2
Agreement and Plan of Merger, dated as of May 19, 2018, by and among Infinity Intermediate Holdings, LLC, Ipreo Parent Holdco LLC, Markit North America, Inc., Iredell Holdings LLC and, solely for the limited purposes set forth therein, IHS Markit Ltd. (Incorporated by reference to Exhibit 2.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on May 23, 2018)

2.3
Agreement and Plan of Merger by and among S&P Global Inc., Sapphire Subsidiary, Ltd., and IHS Markit Ltd. dated as of November 29, 2020 (Incorporated by reference to Exhibit 2.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on November 30, 2020) †

2.4*	Amendment No. 1 to Agreement and Plan of Merger by and among S&P Global Inc., Sapphire Subsidiary, Ltd., and IHS Markit Ltd. dated as of January 20, 2021
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-195687), filed on May 5, 2014)
3.2	Memorandum of Association (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 of the IHS Markit Ltd. registration statement on Form F-1 (file no. 333-195687), filed on June 3, 2014)
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

3.6*	Description of Share Capital
4.1
Form of certificate of common shares (Incorporated by reference to Exhibit 4.1 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2019 (file no. 001-36495) filed with the Securities and Exchange Commission on January 17, 2020)

4.2
Director Nomination Agreement between IHS Markit Ltd. (f/k/a Markit Ltd.) and Canada Pension Plan Investment Board (Incorporated by reference to Exhibit 2.2 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.3
Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the shareholders party thereto (Incorporated by reference to Exhibit 2.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.4
Amendment No. 1 to the Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the Shareholders party thereto (Incorporated by reference to Exhibit 2.5 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

4.5
Senior Notes Indenture, dated as of October 28, 2014, among IHS Inc., the Guarantors and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on October 28, 2014)

4.6
First Supplemental Indenture, dated as of July 11, 2016, by and between IHS Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on July 13, 2016 (second Form 8-K))

4.7
Senior Notes Indenture, dated as of July 28, 2016, among IHS Markit Ltd., the Guarantors and Wells Fargo Bank, National Association, as trustee (including the form of 5.000% Senior Notes due 2022) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)

4.8
Senior Notes Indenture, dated as of February 9, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo, National Association, as trustee (including the form of 4.75% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on February 9, 2017)

4.9
Supplemental Indenture No. 1, dated as of July 13, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.75% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2017)

4.10
Senior Notes Indenture, dated as of December 1, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.00% Senior Notes due 2026) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2017)

4.11
Base Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on
July 23, 2018)

4.12
First Supplemental Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (including the form of 4.125% Senior Note due 2023) (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 23, 2018)

4.13
Second Supplemental Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (including the form of 4.750% Senior Notes due 2028) (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 23, 2018

4.14
Third Supplemental Indenture, dated as of April 8, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (including the form of 3.625% Senior Note due 2024)(Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 8, 2019)

4.15
Fourth Supplemental Indenture, dated as of April 8, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (including the form of 4.250% Senior Note due 2029) (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 8, 2019)

10.1+
Form of Indemnification Agreement between IHS Markit Ltd. and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.2+
IHS Markit Ltd. Amended and Restated 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 26, 2019)

10.3+
IHS Markit Ltd. Equity Retirement Policy (December 2019) (Incorporated by reference to Exhibit 10.9 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2019 (file no. 001-36495) filed with the Securities and Exchange Commission on January 17, 2020)

10.4+	Executive Retirement Policy (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on September 24, 2019)
10.5+
IHS Markit Ltd. Policy on Recovery of Incentive Compensation (Incorporated by reference to Exhibit 10.38 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.6+
Amended and Restated Non-Employee Director Equity Compensation Policy (Effective December 1, 2019) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on September 29, 2020)

10.7+
IHS Markit Ltd. Summary of 2020 Non-Employee Director Compensation Program (Effective December 1, 2019) (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on September 24, 2019)

10.8+
IHS Markit Ltd. Summary of Revised 2020 and 2021 Non-Employee Director Compensation Program (Effective May 1, 2020) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 20, 2020)

10.9+
IHS Markit Ltd. Summary of Revised 2020 and 2021 Non-Employee Director Compensation Program (Effective August 1, 2020) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on August 24, 2020)

10.10+
IHS Markit Ltd. Summary of Non-Employee Director Compensation Program (Effective November 1, 2020) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on October 19, 2020)

10.11+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2020 Form of Restricted Share Unit Agreement (Time Based) (Incorporated by reference to Exhibit 10.16 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2019 (file no. 001-36495) filed with the Securities and Exchange Commission on January 17, 2020)

10.12+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2020 Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.17 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2019 (file no. 001-36495) filed with the Securities and Exchange Commission on January 17, 2020)

10.13+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2020 Form of Performance Share Unit Agreement (PUP) (Incorporated by reference to Exhibit 10.18 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2019 (file no. 001-36495) filed with the Securities and Exchange Commission on January 17, 2020)

10.14+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2020 Form of Restricted Share Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 20, 2020)

10.15+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2020 Form of Deferred Share Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 20, 2020)

10.16+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2019 Form of Restricted Share Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 4.7 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 26, 2019)

10.17+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2019 Form of Deferred Share Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 4.8 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 26, 2019)

10.18 +
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

10.20+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2018 Form of Restricted Share Unit Agreement (Time Based) (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2018)

10.21+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2018 Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.5 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2018)

10.22+
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

10.27+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Non-Qualified Share Option Agreement (Incorporated by reference to Exhibit 4.28 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.28+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 4.29 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.29+
Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.30+
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

10.32+
Form of Indemnification Agreement between IHS Inc. and its Directors (Incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the IHS Inc. Registration Statement on Form S-1/A (No. 333-122565) filed with the Securities and Exchange Commission on May 20, 2005)

10.33+
Contract of Employment for Lance Uggla dated as of July 1, 2014 (Incorporated by reference to Exhibit 10.66 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.34+
First Amendment dated March 19, 2016 to contract of employment for Lance Uggla (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.35+
Second Amendment dated January 24, 2017 to contract of employment for Lance Uggla (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2017)

10.36+	Amended and Restated Terms of Employment for Lance Uggla (Incorporated by reference to Exhibit 4.6 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 26, 2019)
10.37+*	Letter of continued employment following the merger for Lance Uggla dated as of November 29, 2020
10.38+
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

10.40+
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

10.42+	Letter Agreement with Todd Hyatt dated July 14, 2020 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 17, 2020)
10.43+	Amended and Restated Terms of Employment for Adam Kansler (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2018)
10.44+	Amended and Restated Terms of Employment for Jonathan Gear (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2018)
10.45+
Amended and Restated Terms of Employment for Sari Granat dated July 16, 2018 (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 26, 2019)

10.46
Credit Agreement dated as of November 29, 2019 by and among IHS Markit Ltd., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 2, 2019)

10.47
Credit Agreement, dated as of September 13, 2019, by and among IHS Markit Ltd., as the Borrower, the lenders party thereto and PNC Bank, National Association, as Administrative Agent and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on September 19, 2019)

10.48
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

* Filed herewith.
+ Compensatory plan or arrangement.
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHS MARKIT LTD.

By:	/s/ Jonathan Gear
	Name:	Jonathan Gear
	Title:	Executive Vice President, Chief Financial Officer
	Date:	January 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 22, 2021.

Signature	Title

/s/ Lance Uggla	Chairman and Chief Executive Officer
Lance Uggla	(Principal Executive Officer)

/s/ Jonathan Gear	Executive Vice President, Chief Financial Officer
Jonathan Gear	(Principal Financial Officer)

/s/ Michael Easton	Senior Vice President and Chief Accounting Officer
Michael Easton	(Principal Accounting Officer)

*	Director
The Lord Browne of Madingley

*	Director
Dinyar S. Devitre

*	Director
Ruann F. Ernst

*	Director
Jacques Esculier

*	Director
Gay Huey Evans

*	Director
William E. Ford

*	Director
Nicoletta Giadrossi

*	Director
Robert P. Kelly

*	Director
Deborah Doyle McWhinney

*	Director
Jean-Paul L. Montupet

*	Director
Deborah K. Orida

*	Director
James A. Rosenthal

*By: /s/ Jonathan Gear
Jonathan Gear
Attorney-in-Fact