Form 10-Q
period 2021-02-28
IHS Markit Ltd.
filed 2021-03-23
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of February 28, 2021, there were 398,524,763 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

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

PART I.   FINANCIAL INFORMATION
Item 1.Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	February 28, 2021	November 30, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$172.0	$125.6
Accounts receivable, net	981.9	891.7
Deferred subscription costs	99.8	84.3
Assets held for sale	857.0	—
Other current assets	139.6	131.7
Total current assets	2,250.3	1,233.3
Non-current assets:
Property and equipment, net	673.8	724.8
Operating lease right-of-use assets, net	293.1	296.8
Intangible assets, net	3,456.9	3,846.1
Goodwill	9,715.0	9,908.7
Deferred income taxes	27.1	27.1
Other	253.4	98.4
Total non-current assets	14,419.3	14,901.9
Total assets	$16,669.6	$16,135.2
Liabilities and equity
Current liabilities:
Short-term debt	$478.1	$268.1
Accounts payable	31.0	48.2
Accrued compensation	95.9	206.1
Other accrued expenses	505.5	477.6
Income tax payable	39.0	29.1
Deferred revenue	1,049.8	886.2
Operating lease liabilities	62.0	63.5
Liabilities held for sale	99.8	—
Total current liabilities	2,361.1	1,978.8
Long-term debt, net	4,642.7	4,641.7
Deferred income taxes	492.6	543.4
Operating lease liabilities	293.0	297.7
Other liabilities	175.6	130.4
Commitments and contingencies
Redeemable noncontrolling interests	13.2	13.8
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 483.5 and 480.4 issued, and 398.5 and 396.5 outstanding at February 28, 2021 and November 30, 2020, respectively	4.8	4.8
Additional paid-in capital	7,870.8	7,830.2
Treasury shares, at cost: 85.0 and 83.9 at February 28, 2021 and November 30, 2020, respectively	(3,140.6)	(3,039.8)
Retained earnings	3,910.6	3,842.1
Accumulated other comprehensive income (loss)	45.8	(107.9)
Total shareholders' equity	8,691.4	8,529.4
Total liabilities and equity	$16,669.6	$16,135.2
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended February 28/29,
	2021	2020
Revenue	$1,119.9	$1,080.8
Operating expenses:
Cost of revenue	415.2	415.8
Selling, general and administrative	302.2	316.2
Depreciation and amortization	151.6	145.3
Restructuring and impairment charges	1.0	4.5
Acquisition-related costs	13.1	0.9
Other expense (income), net	3.4	(372.8)
Total operating expenses	886.5	509.9
Operating income	233.4	570.9
Interest income	0.1	0.4
Interest expense	(55.5)	(61.2)
Net periodic pension and postretirement expense	—	(21.5)
Non-operating expense, net	(55.4)	(82.3)
Income from continuing operations before income taxes and equity in loss of equity method investees	178.0	488.6
Provision for income taxes	(30.3)	(4.3)
Equity in income (loss) of equity method investees	1.0	(0.3)
Net income	148.7	484.0
Net loss attributable to noncontrolling interest	0.6	1.0
Net income attributable to IHS Markit Ltd.	$149.3	$485.0

Basic earnings per share attributable to IHS Markit Ltd.	$0.38	$1.23
Weighted average shares used in computing basic earnings per share	397.4	395.7

Diluted earnings per share attributable to IHS Markit Ltd.	$0.37	$1.20
Weighted average shares used in computing diluted earnings per share	400.8	404.1

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended February 28/29,
	2021	2020
Net income	$148.7	$484.0
Other comprehensive income (loss), net of tax:
Net hedging activities	—	0.1
Net pension liability adjustment (1)	—	4.9
Foreign currency translation adjustment	153.7	(35.6)
Total other comprehensive income (loss)	153.7	(30.6)
Comprehensive income	$302.4	$453.4
Comprehensive loss attributable to noncontrolling interest	0.6	1.0
Comprehensive income attributable to IHS Markit Ltd.	$303.0	$454.4

(1) Net of tax expense of $2.1 million for the three months ended February 29, 2020.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three months ended February 28/29,
	2021	2020
Operating activities:
Net income	$148.7	$484.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	151.6	145.3
Stock-based compensation expense	65.8	82.6
Gain on sale of assets, net	(0.1)	(372.3)
Impairment of assets	1.3	—
Payments for acquisition-related performance compensation	—	(75.9)
Net periodic pension and postretirement expense	—	21.5
Undistributed earnings of affiliates, net	(1.0)	0.2
Pension and postretirement contributions	—	(8.2)
Deferred income taxes	7.3	15.1
Change in assets and liabilities:
Accounts receivable, net	(118.6)	(89.8)
Other current assets	(27.2)	(41.0)
Accounts payable	(11.8)	(21.5)
Accrued expenses	(139.1)	(142.0)
Income tax	11.7	(40.0)
Deferred revenue	163.2	151.8
Other assets and liabilities	(7.3)	9.7
Net cash provided by operating activities	244.5	119.5
Investing activities:
Capital expenditures on property and equipment	(72.6)	(78.0)
Acquisitions of businesses, net of cash acquired	(46.9)	—
Payments to acquire equity investments	(152.3)	(3.6)
Proceeds from sale of assets	—	466.2
Change in other assets	(2.8)	(0.1)
Settlements of forward contracts	10.8	2.5
Net cash (used in) provided by investing activities	(263.8)	387.0
Financing activities:
Proceeds from borrowings	260.0	293.8
Repayment of borrowings	(50.0)	(209.1)
Contingent consideration payments	(1.0)	—
Dividends paid	(79.3)	(67.7)
Repurchases of common shares	—	(500.0)
Proceeds from the exercise of employee stock options	0.6	130.9
Payments related to tax withholding for stock-based compensation	(73.6)	(110.0)
Net cash provided by (used in) financing activities	56.7	(462.1)
Foreign exchange impact on cash balance	9.0	(12.0)
Net increase in cash and cash equivalents	46.4	32.4
Cash and cash equivalents at the beginning of the period	125.6	111.5
Cash and cash equivalents at the end of the period	$172.0	$143.9

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2019 (Audited)	398.3	$4.8	$7,769.4	$(2,391.8)	$3,295.0	$(261.6)	$8,415.8	$15.1
Repurchases of common shares	(6.5)	—	—	(500.0)	—	—	(500.0)	—
Share-based award activity	2.2	—	(175.8)	134.3	$(21.6)	—	(63.1)	—
Option exercises	4.9	—	130.9	—	—	—	130.9	—
Dividends and dividend equivalents	—	—	—	—	(69.0)	—	(69.0)	—
Net income (loss)	—	—	—	—	485.0	—	485.0	(1.0)
Other comprehensive loss	—	—	—	—	—	(30.6)	(30.6)	—
Balance at February 29, 2020	398.9	$4.8	$7,724.5	$(2,757.5)	$3,689.4	$(292.2)	$8,369.0	$14.1

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2020 (Audited)	396.5	$4.8	$7,830.2	$(3,039.8)	$3,842.1	$(107.9)	$8,529.4	$13.8
Share-based award activity	2.0	—	40.0	(100.8)	(0.1)	—	(60.9)	—
Option exercises	—	—	0.6	—	—	—	0.6	—
Dividends and dividend equivalents					(80.7)		(80.7)
Net income (loss)	—	—	—	—	149.3	—	149.3	(0.6)
Other comprehensive income	—	—	—	—	—	153.7	153.7	—
Balance at February 28, 2021	398.5	$4.8	$7,870.8	$(3,140.6)	$3,910.6	$45.8	$8,691.4	$13.2

See accompanying notes.

IHS MARKIT LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Markit have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2020. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business. For instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year; however, this event was cancelled in 2020 due to the COVID-19 pandemic, and we held this conference virtually in March 2021. Another example is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2019.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of this standard in the first quarter of 2021 did not have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, which removes Step 2 from the goodwill impairment test. The adoption of this standard in the first quarter of 2021 did not have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, which addresses the accounting for implementation costs associated with a hosted service. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The adoption of this standard in the first quarter of 2021 did not have a significant impact on our consolidated financial statements.

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

2.Business Combinations and Divestitures

S&P Global Inc. On November 29, 2020, we, S&P Global Inc., a New York corporation (“S&P Global”), and Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of S&P Global (“Merger Sub”), entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global (the “merger”). The merger intends to bring together a unique portfolio of highly complementary assets, as well as innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger was approved by IHS Markit and S&P Global shareholders on March 11, 2021, but is still subject to antitrust and regulatory approval requirements, as well as other customary closing conditions.

CME joint venture. In January 2021, we signed an agreement to enter into a 50/50 joint venture arrangement with shared control with CME Group to combine our post-trade services into a new joint venture. The new company will include trade processing and risk mitigation operations and will incorporate CME’s optimization businesses (Traiana, TriOptima, and Reset) and our MarkitSERV business. Through the combination, we intend to increase operating efficiencies and be better able to service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. We expect the deal to close in the summer of 2021, subject to customary antitrust and regulatory approvals and other customary closing conditions. The following table provides the components of MarkitSERV assets and liabilities (previously included in our Financial Services segment) treated as held for sale as of February 28, 2021 (in millions):

Current assets	$34.8
Property and equipment	62.0
Intangible assets	397.6
Goodwill	362.6
Assets held for sale	$857.0
Deferred revenue	$(7.3)
Other current liabilities	(14.4)
Deferred income taxes	(78.1)
Liabilities held for sale	$(99.8)

Gen II. In December 2020, we acquired a 13 percent interest in Gen II Fund Services for $150 million as part of a joint venture with General Atlantic and Hg Capital. We expect that this investment will drive revenue synergies between the joint venture and our Private Markets solutions across private credit, private equity, and data and analytics businesses. We are accounting for this investment using the equity method of accounting.

Cappitech. In December 2020, we acquired Cappitech Regulation Ltd., a Tel-Aviv based technology company providing regulatory reporting solutions on behalf of its clients to regulators, trade repositories, and affiliates, allowing customers to efficiently monitor the transaction reporting taking place across multiple jurisdictions. Cappitech’s advanced technology provides a scalable platform that we expect to combine with our other offerings in the Financial Services segment. We acquired Cappitech for upfront consideration of $47 million, net of cash acquired, with an additional earnout based on a three-year performance period, which we currently estimate at $57 million. The earnout liability is recorded within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The purchase price allocation for this acquisition is still preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed.

Aerospace & Defense divestiture. In December 2019, we completed the sale of our Aerospace & Defense (“A&D”) business line to Montagu Private Equity for approximately $466 million. The A&D assets were previously included in our Transportation segment. We recognized a gain of approximately $372 million on the sale. The gain is included in other expense (income), net, in the condensed consolidated statements of operations.

automotiveMastermind equity interests acquisition. In September 2017, we acquired automotiveMastermind (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We agreed to pay cash to acquire the interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We have classified this expense as acquisition-related costs within the condensed consolidated statements of operations and we have classified the associated accrued liability within other liabilities in the condensed consolidated balance sheets. In November 2019, the option holders exercised the put provision on 62.5 percent of their remaining 22 percent interest in the business for $75.9 million in cash, which we paid in December 2019. We estimate the compensation expense associated with the remaining equity interests to be approximately $60 to $65 million, of which approximately $40.7 million has been recognized as of February 28, 2021, with the remaining amount to be recognized through September 2022.

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

The following table presents our revenue by transaction type (in millions):

	Three months ended February 28/29,
	2021	2020
Recurring fixed revenue	$825.6	$804.1
Recurring variable revenue	172.9	146.8
Non-recurring revenue	121.4	129.9
Total revenue	$1,119.9	$1,080.8

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $11.4 million as of February 28, 2021 and $19.3 million as of November 30, 2020, and are recorded in accounts receivable, net, in the condensed consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. Billings represent amounts that were paid in advance or due from customers. We record our contract liabilities as deferred revenue in the condensed consolidated balance sheets.

The following table provides a reconciliation of our contract liabilities as of February 28, 2021 (in millions):

Balance at November 30, 2020	$886.2
Billings	1,016.6
Revenue recognized	(845.7)
Divestiture activity	(7.3)
Balance at February 28, 2021	$1,049.8

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

4.Leases

We utilize operating leases for our various workplaces worldwide, and we also utilize operating leases for our data centers. These leases have remaining terms ranging from one to 12 years, many of which include renewal and early termination options. As of February 28, 2021, we have not considered extension and early termination options in our calculation of the right-of-use (“ROU”) assets and lease liabilities because we do not believe that it is reasonably certain that we will exercise those options. We do not have any significant finance leases.

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for our operating leases for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	Three months ended February 28/29,
	2021	2020
Lease cost:
Operating lease cost	$14.9	$18.9
Variable lease cost	$2.0	$1.7

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17.8	$15.8

As of February 28, 2021:
Weighted-average remaining lease term	7.8 years
Weighted-average discount rate	1.9%

As of February 28, 2021, maturities of operating lease liabilities under non-cancellable arrangements were as follows (in millions):

Year	Amount
Remainder of 2021	$53.5
2022	59.9
2023	50.3
2024	44.9
2025	38.3
Thereafter	135.4
Total future minimum operating lease payments	382.3
Imputed interest	(27.3)
Total operating lease liability	$355.0

5.Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2021 and November 30, 2020 (in millions):

	As of February 28, 2021			As of November 30, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$3,226.8	$(799.9)	$2,426.9	$3,507.0	$(805.1)	$2,701.9
Developed technology	849.8	(262.5)	587.3	965.9	(290.1)	675.8
Information databases	600.4	(383.9)	216.5	597.1	(368.2)	228.9
Trademarks	491.9	(273.1)	218.8	490.2	(258.6)	231.6
Developed computer software	69.3	(65.0)	4.3	68.9	(62.9)	6.0
Other	6.9	(3.8)	3.1	4.1	(2.2)	1.9
Total intangible assets	$5,245.1	$(1,788.2)	$3,456.9	$5,633.2	$(1,787.1)	$3,846.1

Intangible assets amortization expense was $95.5 million for the three months ended February 28, 2021, compared to $94.2 million for the three months ended February 29, 2020. The following table presents the estimated future amortization expense related to intangible assets held as of February 28, 2021 (in millions):

Year	Amount
Remainder of 2021	$270.7
2022	$345.7
2023	$333.0
2024	$313.4
2025	$283.6
Thereafter	$1,910.5
Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2020 to February 28, 2021 was primarily due to current year amortization and the reclassification of MarkitSERV intangible assets to held-for-sale, as well as foreign currency translation effects.

6.Debt

The following table summarizes total indebtedness, including unamortized premiums, as of February 28, 2021 and November 30, 2020 (in millions):

		February 28, 2021		November 30, 2020
	Maturity Date	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facilities:
2019 revolving facility	November 2024	$227.0	227.0	$17.0	$17.0
2019 credit agreement	April 2021	250.0	250.0	250.0	250.0
Senior Unsecured Notes:
5.00% senior notes due 2022	November 1, 2022	748.2	794.1	748.2	802.6
4.125% senior notes due 2023	August 1, 2023	499.3	541.2	499.2	545.2
3.625% senior notes due 2024	May 1, 2024	399.2	433.6	399.3	436.8
4.75% senior notes due 2025	February 15, 2025	809.2	903.0	809.7	916.2
4.00% senior notes due 2026	March 1, 2026	500.0	557.4	500.0	573.9
4.75% senior notes due 2028	August 1, 2028	747.9	889.2	747.9	906.8
4.25% senior notes due 2029	May 1, 2029	970.9	1,100.6	971.4	1,135.5
Debt issuance costs		(36.2)		(38.5)
Finance leases		5.3		5.6
Total debt		$5,120.8		$4,909.8
Current portion		(478.1)		(268.1)
Total long-term debt		$4,642.7		$4,641.7

2019 revolving facility. On November 29, 2019, we entered into a $1.25 billion senior unsecured revolving credit agreement (“2019 revolving facility”). Subject to certain conditions, the 2019 revolving facility may be expanded by up to an aggregate of $750 million in additional commitments. Borrowings under the 2019 revolving facility mature in November 2024. The interest rates for borrowings under the 2019 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.625 percent, depending upon our corporate credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.10 percent to 0.25 percent based upon our corporate credit rating. We had approximately $1.3 million of outstanding letters of credit under the 2019 revolving facility as of February 28, 2021, which reduced the available borrowing under the facility by an equivalent amount.

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

As of February 28, 2021, we had approximately $227.0 million of outstanding borrowings under the 2019 revolving facility at a current annual interest rate of 1.36 percent and $250.0 million of outstanding borrowings under the 2019 credit agreement at a current weighted average annual interest rate of 1.14 percent.

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

As of February 28, 2021, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

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

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $418.7 million and $342.3 million as of February 28, 2021 and November 30, 2020, respectively.

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of February 28, 2021, and November 30, 2020, we had assets of $2.1 million and $2.5 million, respectively, which were classified within other current assets, and we had liabilities of $0.6 million and $0.4 million, respectively, which were classified within other accrued expenses and other liabilities.

8.Restructuring and Impairment Charges

The following table provides a reconciliation of our restructuring liability, recorded in other accrued expenses, as of February 28, 2021 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination and Other Costs	Total
Balance at November 30, 2020	$54.3	$10.8	$65.1
Add: Restructuring costs incurred	1.3	(0.2)	1.1
Revision to prior estimates	(1.2)	(0.2)	(1.4)
Less: Amount paid	(22.2)	(1.1)	(23.3)
Balance at February 28, 2021	$32.2	$9.3	$41.5

As of February 28, 2021, approximately $12.0 million of the remaining restructuring liability was in Resources, $5.8 million in Transportation, $15.6 million in Shared Services, $4.8 million in Financial Services, and the remainder in CMS.

As part of our effort to moderate the impact of the COVID-19 pandemic, we continue to evaluate our office facilities to determine where we can exit, consolidate, or otherwise optimize our use of office space throughout the company. For the three months ended February 28, 2021, we recorded approximately $1.3 million of impairment charges.

9.Acquisition-Related Costs

During the three months ended February 28, 2021, we incurred approximately $13.1 million in costs associated with acquisitions and divestitures, primarily related to legal, consulting, and other professional services associated with recently announced merger and divestiture activities, as well as aM acquisition-related performance compensation.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of February 28, 2021 (in millions):

	Contract Termination Costs	Other	Total
Balance at November 30, 2020	$1.3	$67.0	$68.3
Add: Costs incurred	—	13.1	13.1
Less: Amount paid	(0.1)	(17.7)	(17.8)
Balance at February 28, 2021	$1.2	$62.4	$63.6

As of February 28, 2021, approximately $40.7 million of the remaining liability is associated with the aM acquisition-related performance compensation liability described in Note 2, with the remainder primarily related to the merger and to acquisition and divestiture activity within the Financial Services segment.

10.Stock-Based Compensation

Stock-based compensation expense for the three months ended February 28, 2021 and February 29, 2020 was as follows (in millions):

	Three months ended February 28/29,
	2021	2020
Cost of revenue	$20.4	$24.0
Selling, general and administrative	45.4	58.6
Total stock-based compensation expense	$65.8	$82.6
No stock-based compensation cost was capitalized during the three months ended February 28, 2021 and February 29, 2020.
As of February 28, 2021, there was $333.3 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 2.1 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs). The following table summarizes RSU activity, including awards with performance and market conditions, during the three months ended February 28, 2021:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2020	6.8	$61.57
Granted	2.2	$89.71
Vested	(3.2)	$54.15
Balance at February 28, 2021	5.8	$76.35
The total fair value of RSUs that vested during the three months ended February 28, 2021 was $285.2 million.

11.Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three months ended February 28, 2021 was 17 percent, compared to 1 percent for the three months ended February 29, 2020. The low 2020 tax rate is primarily due to excess tax benefits on stock-based compensation of approximately $64 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $29 million. The 2021 tax rate includes excess tax benefits on stock-based compensation of approximately $23 million, partially offset by U.S. minimum tax of approximately $19 million.

12.Pensions and Postretirement Benefits

During the first quarter of 2020, we incurred settlement expense of approximately $11.6 million related to lump-sum distributions to participants in our U.S. Retirement Income Plan (“U.S. RIP”), Supplemental Income Plan, and U.K. Retirement Income Plan (“U.K. RIP”) plans. We also converted to termination accounting for our U.K. RIP at the end of the first quarter, which resulted in an expense recognition of actuarial loss in excess of corridor of approximately $9.6 million.

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

As of March 22, 2021, nine complaints had been filed by purported shareholders of IHS Markit or S&P Global relating to our proposed merger with S&P Global. Eight of these actions have been voluntarily dismissed. The pending action is captioned Adam Snitkoff v. Marco Alvera, et al., Case No. 650576/2021 (N.Y. Sup. Ct.), filed in the Supreme Court of the State of New York, County of New York (the “Snitkoff Action”). The complaint in the Snitkoff Action names S&P Global and the members of the S&P board as well as IHS Markit as defendants, and it generally asserts state common law claims for breaches of fiduciary duty against the members of the S&P Global board, failure to disclose certain information in the version of the joint proxy statement/prospectus filed by S&P Global with the SEC on January 22, 2021 against all defendants, and aiding and abetting breaches of fiduciary duty against IHS Markit. The Snitkoff Action complaint seeks, among other relief, declaratory relief, an order requiring corrective disclosures, compensatory or rescissory damages, and attorneys’ and experts’ fees. The plaintiff in the Snitkoff Action has filed a stipulation of discontinuance with prejudice following the issuance of certain additional disclosures issued by S&P Global, which is pending court approval. IHS Markit believes the claims asserted in the complaint are without merit.

14.Common Shares and Earnings per Share
Weighted-average shares outstanding for the three months ended February 28, 2021 and February 29, 2020 were calculated as follows (in millions):

	Three months ended February 28/29,
	2021	2020
Weighted-average shares outstanding:
Shares used in basic EPS calculation	397.4	395.7
Effect of dilutive securities:
RSUs/RSAs	3.1	3.8
Stock options	0.3	4.6
Shares used in diluted EPS calculation	400.8	404.1

Share Repurchase Programs

In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This October 2019 share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of February 28, 2021, we had $1.6 billion remaining available to repurchase under the program. The merger agreement with S&P Global restricts our ability to purchase our shares and therefore our share repurchase program is currently suspended through November 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation.

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

In December 2019, we funded a $500 million accelerated share repurchase (“ASR”) agreement, which terminated in February 2020. We received a total of 6.491 million shares in connection with the ASR.

Dividends

Our Board of Directors approved a quarterly cash dividend of $0.20 per share during the first quarter of 2021, compared to a quarterly cash dividend of $0.17 per share during the first quarter of 2020.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our condensed consolidated balance sheets.

15.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 29, 2020 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2019	$(242.3)	$(15.6)	$(3.7)	$(261.6)
Other comprehensive loss before reclassifications	(35.6)	—	(0.7)	(36.3)
Reclassifications from AOCI to income	—	4.9	0.8	5.7
Balance at February 29, 2020	$(277.9)	$(10.7)	$(3.6)	$(292.2)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 28, 2021 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2020	$(107.9)	$—	$—	$(107.9)
Other comprehensive income	153.7	—	—	153.7
Balance at February 28, 2021	$45.8	$—	$—	$45.8

16.Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Financial Services, Transportation, Resources, and CMS. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three months ended February 28, 2021 and February 29, 2020. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended February 28/29,
	2021	2020
Revenue
Financial Services	$484.5	$436.0
Transportation	311.7	297.2
Resources	202.7	225.6
CMS	121.0	122.0
Total revenue	$1,119.9	$1,080.8

Adjusted EBITDA
Financial Services	$232.9	$205.4
Transportation	146.7	118.0
Resources	74.2	90.2
CMS	26.1	29.4
Shared services	(13.1)	(11.4)
Total Adjusted EBITDA	$466.8	$431.6

Reconciliation to the condensed consolidated statements of operations:
Interest income	0.1	0.4
Interest expense	(55.5)	(61.2)
Provision for income taxes	(30.3)	(4.3)
Depreciation	(56.1)	(51.1)
Amortization related to acquired intangible assets	(95.5)	(94.2)
Stock-based compensation expense	(65.8)	(82.6)
Restructuring and impairment charges	(1.0)	(4.5)
Acquisition-related costs	(9.2)	(0.7)
Acquisition-related performance compensation	(3.9)	(0.2)
Gain on sale of assets	0.1	372.3
Pension mark-to-market and settlement expense	—	(21.2)
Share of joint venture results not attributable to Adjusted EBITDA	(0.7)	(0.3)
Adjusted EBITDA attributable to noncontrolling interest	0.3	1.0
Net income attributable to IHS Markit Ltd.	$149.3	$485.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition and results of operations of IHS Markit Ltd. (“IHS Markit,” “we,” “us,” or “our”) as of and for the periods presented. The following discussion should be read in conjunction with our 2020 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. References to 2021 are to our fiscal year 2021, which began on December 1, 2020 and ends on November 30, 2021.

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

Our recurring revenue streams represented approximately 89 percent of our total revenue for the three months ended February 28, 2021. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For the three months ended February 28, 2021, we focused our efforts on the following actions:

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

On November 29, 2020, we, S&P Global Inc., and Merger Sub entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global. The merger intends to bring together a unique portfolio of highly complementary assets, as well as innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger was approved by IHS Markit and S&P Global shareholders on March 11, 2021, but is still subject to antitrust and regulatory approval requirements, as well as other customary closing conditions.

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

Results of Operations

Total Revenue

Revenue for the three months ended February 28, 2021, increased 4 percent compared to the three months ended February 29, 2020. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 28, 2021 to the three months ended February 29, 2020.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
First quarter 2021 vs. first quarter 2020	3%	—%	1%

Organic revenue growth for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, was led by strong performance in the Financial Services segment and recovering performance in the Transportation segment, partially offset by negative organic revenue growth in the Resources and CMS segments.

Foreign currency had a slight positive effect on revenue growth for the three months ended February 28, 2021, compared to the three months ended February 29, 2020. Due to the extent of our global operations, foreign currency movements could positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended February 28/29,		Percentage Change
(In millions, except percentages)	2021	2020
Revenue:
Financial Services	$484.5	$436.0	11%
Transportation	311.7	297.2	5%
Resources	202.7	225.6	(10)%
CMS	121.0	122.0	(1)%
Total revenue	$1,119.9	$1,080.8	4%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Change in revenue
	First quarter 2021 vs. First quarter 2020
	Organic	Acquisitive	Foreign Currency
Financial Services	10%	—%	1%
Transportation	4%	—%	1%
Resources	(10)%	—%	—%
CMS	(1)%	(1)%	1%

Financial Services revenue for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, experienced broad-based organic growth. Within our Information product offerings, organic revenue growth was led by increased demand for our pricing, reference data, and valuation offerings, as well as continued growth in our SFTR reporting platform and indices offerings. Within our Solutions product offerings, increased capital market issuance and greater adoption of our corporate actions, private markets, and regulatory and compliance offerings were all significant contributors to very strong organic revenue growth. Within our Processing product offerings, organic revenue growth increased primarily due to higher loan settlement activities.

Transportation revenue for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, continues to recover across the segment at varying speeds. The dealer-facing portion of our automotive offerings experienced strong growth across CARFAX and automotiveMastermind, with revenue growth rates approaching pre-pandemic levels. Other parts of our automotive offerings, such as products supporting OEMs, parts manufacturers, and banking and insurance clients are also recovering, albeit more gradually. In particular, one-time revenues related to marketing and recall activities remain down on a year-over-year basis. Our automotive product offerings continue to provide the largest contribution to Transportation revenue, and our diversification in used and new car product offerings allows for balanced opportunities for growth.

Resources revenue for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, declined, with our upstream product offerings continuing to be negatively impacted by constrained industry capital expenditure spend. We believe our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, has bottomed in the first quarter of 2021, and now expect it to slowly recover throughout the rest of 2021. ACV decreased $7 million in the quarter and has declined 11 percent on a trailing annual basis.

CMS revenue for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, was relatively flat.

Revenue by Transaction Type

	Three months ended February 28/29,		Percentage change
(in millions, except percentages)	2021	2020	Total	Organic
Revenue:
Recurring fixed	$825.6	$804.1	3%	2%
Recurring variable	172.9	146.8	18%	17%
Non-recurring	121.4	129.9	(7)%	(7)%
Total revenue	$1,119.9	$1,080.8	4%	3%

As a percent of total revenue:
Recurring fixed	74%	74%
Recurring variable	15%	14%
Non-recurring	11%	12%

Recurring fixed revenue organic growth increased 2 percent for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, largely due to contributions from our Financial Services and Transportation recurring offerings, partially offset by declines in our Resources recurring offerings. Recurring variable revenue was composed entirely of Financial Services revenue, which experienced strong performance.

The non-recurring organic revenue decline for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, was primarily driven by lower automotive recall activities, lower energy consulting activities, and lower transactional content purchases for Resources Upstream offerings and CMS Product Design offerings compared to the first quarter of 2020.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended February 28/29,		Percentage Change
(In millions, except percentages)	2021	2020
Operating expenses:
Cost of revenue	$415.2	$415.8	—%
SG&A expense	302.2	316.2	(4)%
Total cost of revenue and SG&A expense	$717.4	$732.0	(2)%

Depreciation and amortization expense	$151.6	$145.3	4%

As a percent of revenue:
Total cost of revenue and SG&A expense	64%	68%
Depreciation and amortization expense	14%	13%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The decreases in cost of revenue and SG&A expense were largely due to the execution of our cost reduction activities that we put in place at the onset of the COVID-19 pandemic.

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $17 million for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, which was largely due to lower employer tax impacts associated with the exercise of stock options in 2021.

Depreciation and Amortization Expense

For the three months ended February 28, 2021, compared to the three months ended February 29, 2020, depreciation and amortization expense increased on an absolute and percentage basis primarily because of capitalized software development investments.

Acquisition-Related Costs

Please refer to Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three months ended February 28, 2021, we recorded approximately $13.1 million of direct and incremental costs associated with acquisition and divestiture activities.

Other Expense (Income), Net

Other income for the three months ended February 29, 2020 includes an approximate $372 million gain on sale related to the A&D business line divestiture in December 2019. Please refer to Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion about the divestiture.

Segment Adjusted EBITDA

	Three months ended February 28/29,		Percentage Change
(In millions, except percentages)	2021	2020
Adjusted EBITDA:
Financial Services	$232.9	$205.4	13%
Transportation	146.7	118.0	24%
Resources	74.2	90.2	(18)%
CMS	26.1	29.4	(11)%
Shared services	(13.1)	(11.4)
Total Adjusted EBITDA	$466.8	$431.6	8%

As a percent of segment revenue:
Financial Services	48%	47%
Transportation	47%	40%
Resources	37%	40%
CMS	22%	24%

For the three months ended February 28, 2021, compared to the three months ended February 29, 2020, Adjusted EBITDA increased primarily due to strong Financial Services revenue performance and improving Transportation revenue growth, as well as our continued cost containment efforts in the current COVID-19 pandemic environment. We continue to focus our efforts on organic revenue growth and cost management to improve overall margins. Financial Services segment Adjusted EBITDA and associated margin continued to increase because of strong organic revenue growth and investment in segment product offerings. The increase in Adjusted EBITDA for the Transportation segment was primarily due to organic revenue growth, although we expect slower growth through the rest of the year as we see more expense tied to revenue growth. Resources Adjusted EBITDA and associated margin decreased due to the organic revenue decline as a result of the COVID-19 pandemic, and the decrease in CMS Adjusted EBITDA and margin was driven primarily by mix shift, which we expect to improve during the year.

Provision for Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.

Our effective tax rate for the three months ended February 28, 2021 was 17 percent, compared to 1 percent for the three months ended February 29, 2020. The low 2020 tax rate is primarily due to excess tax benefits on stock-based compensation of approximately $64 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $29 million. The 2021 tax rate includes excess tax benefits on stock-based compensation of approximately $23 million, partially offset by U.S. minimum tax of approximately $19 million.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three months ended February 28, 2021 and February 29, 2020.

	Three months ended February 28/29,		Percentage Change
(In millions, except percentages)	2021	2020
Net income attributable to IHS Markit Ltd.	$149.3	$485.0	(69)%
Interest income	(0.1)	(0.4)
Interest expense	55.5	61.2
Provision for income taxes	30.3	4.3
Depreciation	56.1	51.1
Amortization	95.5	94.2
EBITDA	$386.6	$695.4	(44)%
Stock-based compensation expense	65.8	82.6
Restructuring and impairment charges	1.0	4.5
Acquisition-related costs	9.2	0.7
Acquisition-related performance compensation	3.9	0.2
Gain on sale of assets	(0.1)	(372.3)
Pension mark-to-market and settlement expense	—	21.2
Share of joint venture results not attributable to Adjusted EBITDA	0.7	0.3
Adjusted EBITDA attributable to noncontrolling interest	(0.3)	(1.0)
Adjusted EBITDA	$466.8	$431.6	8%
Adjusted EBITDA as a percentage of revenue	41.7%	39.9%

Our Adjusted EBITDA dollar and margin performance for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, increased primarily because of organic revenue growth without proportionate growth in expense as we continue to focus on cost management activities as a result of COVID-19 and the current economic environment.

Financial Condition

(In millions, except percentages)	As of February 28, 2021	As of November 30, 2020	Dollar change	Percentage change
Accounts receivable, net	$981.9	$891.7	$90.2	10%
Accrued compensation	$95.9	$206.1	$(110.2)	(53)%
Deferred revenue	$1,049.8	$886.2	$163.6	18%

The increases in accounts receivable and deferred revenue were due to increased billing activity in 2021. Accrued compensation decreased primarily due to the 2020 bonus payout made in the first quarter of 2021, partially offset by the current year accrual.

Liquidity and Capital Resources

As of February 28, 2021, we had cash and cash equivalents of $172.0 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $5.12 billion of debt as of February 28, 2021, consisting primarily of $227.0 million of revolving facility debt, a $250.0 million term loan, and $4.67 billion of senior notes. As of February 28, 2021, we had approximately $1.0 billion available under our revolving credit facility. Subject to certain exceptions, the merger agreement with S&P Global restricts our ability to borrow more than $500 million in the aggregate without the prior consent of S&P Global. We do not believe this restriction will impact our liquidity to meet our ongoing working capital and capital expenditure needs.

Our interest expense for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, decreased primarily because of lower floating interest rates in 2021 compared to the prior year, as well as decreased borrowings on our revolving facility debt.

Our Board of Directors approved a quarterly cash dividend of $0.20 per share during the first quarter of 2021, compared to a quarterly cash dividend of $0.17 per share during the first quarter of 2020. These dividends resulted in cash payments of $79.3 million and $67.7 million for the three months ended February 28, 2021, and February 29, 2020, respectively.

Our Board of Directors has authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under this program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. The merger agreement with S&P Global restricts our ability to purchase our shares and therefore our share repurchase program is currently suspended through November 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation.

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

Cash Flows

	Three months ended February 28/29,
(In millions, except percentages)	2021	2020	Dollar change	Percentage change
Net cash provided by operating activities	$244.5	$119.5	$125.0	105%
Net cash (used in) provided by investing activities	$(263.8)	$387.0	$(650.8)	(168)%
Net cash provided by (used in) financing activities	$56.7	$(462.1)	$518.8	(112)%

The increase in net cash provided by operating activities was primarily due to the comparative reduction in cash payments in the first quarter of 2021 for acquisition-related performance compensation associated with the aM acquisition described in Note 2, as well as growth in our Adjusted EBITDA.

The decrease in net cash provided by investing activities was primarily due to the sale of the A&D business line in the first quarter of 2020, partially offset by the current year acquisition of Cappitech and the investment in Gen II.

The increase in net cash provided by financing activities is primarily due to the decrease in share repurchases in the first quarter of 2021, compared to the first quarter of 2020, of $500 million, partially offset by the higher 2020 proceeds from stock option exercises.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three months ended February 28/29,
(In millions, except percentages)	2021	2020	Dollar change	Percentage change
Net cash provided by operating activities	$244.5	$119.5
Payments for acquisition-related performance compensation	—	75.9
Capital expenditures on property and equipment	(72.6)	(78.0)
Free cash flow	$171.9	$117.4	$54.5	46%

The increase in free cash flow was primarily due to increased operating performance, lower capital expenditure activity and improved working capital balances. The payments for acquisition-related performance compensation are associated with the exercise of put provisions by aM equity interest holders, as further described in Note 2. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2020 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and stock-based compensation.

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2020 Annual Report on Form 10-K.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended November 30, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 28, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
December 1 - December 31, 2020:
Employee transactions	50,780	$88.45	N/A	N/A
January 1 - January 31, 2021:
Employee transactions	12	$85.51	N/A	N/A
February 1 - February 28, 2021:
Employee transactions	1,183,703	$88.37	N/A	N/A
Total share repurchases	1,234,495	$88.37

For the first quarter of 2021, we repurchased approximately $109.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our Board of Directors has approved this program in an effort to reduce the dilutive effects of employee equity grants.

Item 6.Exhibits

(a)Index of Exhibits

Exhibit Number	Description
10.1+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement
10.2+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement (PUP)
10.3+
Separation Agreement by and between IHS Global, Inc., its affiliates and subsidiaries and Todd Hyatt, dated March 11, 2021 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on March 11, 2021)

10.4+*	Amendment to the Amended and Restated Terms of Employment dated April 2, 2017 between IHS Global Inc. and Jonathan Gear
10.5+*	Amendment to the Amended and Restated Terms of Employment dated July 16, 2018 between IHS Global Inc. and Sari Granat
10.6+*	Amendment to the Amended and Restated Terms of Employment dated February 15, 2018 between IHS Global Inc. and Adam Kansler
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL

* Filed herewith.
+ Compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2021.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer