Form 10-Q
period 2021-05-31
IHS Markit Ltd.
filed 2021-06-23
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of May 31, 2021, there were 398,612,292 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: the completion of the merger with S&P Global Inc. (“S&P Global”) on anticipated terms and timing, including unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of the combined company’s operations and other conditions to the completion of the merger; the ability of S&P Global and IHS Markit to integrate the business successfully and to achieve anticipated synergies; potential litigation relating to the proposed transaction that could be instituted against S&P Global, IHS Markit, or their respective directors; the risk that disruptions from the proposed transaction will harm S&P Global’s and IHS Markit’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger; rating agency actions; potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect IHS Markit’s financial performance; certain restrictions during the pendency of the merger that may impact IHS Markit’s ability to pursue certain business opportunities or strategic transactions; guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions such as acquisitions, joint ventures, and dispositions, the anticipated benefits therefrom, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; anticipated levels of indebtedness, capital allocation, dividends, and share repurchases in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: operating in competitive markets, economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to manage fraudulent or unpermitted data access or other cyber-security or privacy breaches; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third-party service providers; legislative, regulatory, and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of our operations; our ability to retain and hire qualified personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities; and risks related to public health and safety issues, including the COVID-19 pandemic, on our operations and the operations of our customers and suppliers. These risks, as well as other risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements, are more fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating, or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to our management and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

PART I.   FINANCIAL INFORMATION
Item 1.Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	May 31, 2021	November 30, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$217.4	$125.6
Accounts receivable, net	870.9	891.7
Deferred subscription costs	99.7	84.3
Assets held for sale	865.3	—
Other current assets	129.5	131.7
Total current assets	2,182.8	1,233.3
Non-current assets:
Property and equipment, net	683.0	724.8
Operating lease right-of-use assets, net	280.1	296.8
Intangible assets, net	3,389.6	3,846.1
Goodwill	9,778.5	9,908.7
Deferred income taxes	27.1	27.1
Other	253.5	98.4
Total non-current assets	14,411.8	14,901.9
Total assets	$16,594.6	$16,135.2
Liabilities and equity
Current liabilities:
Short-term debt	$333.1	$268.1
Accounts payable	34.6	48.2
Accrued compensation	143.6	206.1
Other accrued expenses	389.3	477.6
Income tax payable	19.4	29.1
Deferred revenue	1,009.5	886.2
Operating lease liabilities	59.9	63.5
Liabilities held for sale	103.1	—
Total current liabilities	2,092.5	1,978.8
Long-term debt, net	4,643.8	4,641.7
Deferred income taxes	467.0	543.4
Operating lease liabilities	284.5	297.7
Other liabilities	178.0	130.4
Commitments and contingencies
Redeemable noncontrolling interests	13.1	13.8
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 483.5 and 480.4 issued, and 398.6 and 396.5 outstanding at May 31, 2021 and November 30, 2020, respectively	4.8	4.8
Additional paid-in capital	7,918.4	7,830.2
Treasury shares, at cost: 84.9 and 83.9 at May 31, 2021 and November 30, 2020, respectively	(3,139.0)	(3,039.8)
Retained earnings	3,988.7	3,842.1
Accumulated other comprehensive income (loss)	142.8	(107.9)
Total shareholders' equity	8,915.7	8,529.4
Total liabilities and equity	$16,594.6	$16,135.2
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Revenue	$1,181.4	$1,026.6	$2,301.3	$2,107.4
Operating expenses:
Cost of revenue	425.8	388.3	841.0	804.1
Selling, general and administrative	283.3	258.1	585.5	574.3
Depreciation and amortization	150.5	149.4	302.1	294.7
Restructuring and impairment charges	7.7	81.3	8.7	85.8
Acquisition-related costs	33.3	6.6	46.4	7.5
Other expense (income), net	5.2	(1.2)	8.6	(374.0)
Total operating expenses	905.8	882.5	1,792.3	1,392.4
Operating income	275.6	144.1	509.0	715.0
Interest income	—	0.2	0.1	0.6
Interest expense	(55.4)	(60.0)	(110.9)	(121.2)
Net periodic pension and postretirement expense	—	(8.9)	—	(30.4)
Non-operating expense, net	(55.4)	(68.7)	(110.8)	(151.0)
Income from continuing operations before income taxes and equity in income of equity method investees	220.2	75.4	398.2	564.0
Provision for income taxes	(57.6)	(4.7)	(87.9)	(9.0)
Equity in (loss) income of equity-method investees	(3.7)	0.1	(2.7)	(0.2)
Net income	158.9	70.8	307.6	554.8
Net loss attributable to noncontrolling interest	0.1	0.9	0.7	1.9
Net income attributable to IHS Markit Ltd.	$159.0	$71.7	$308.3	$556.7

Basic earnings per share attributable to IHS Markit Ltd.	$0.40	$0.18	$0.77	$1.40
Weighted average shares used in computing basic earnings per share	398.8	397.0	398.1	396.4

Diluted earnings per share attributable to IHS Markit Ltd.	$0.40	$0.18	$0.77	$1.38
Weighted average shares used in computing diluted earnings per share	400.7	400.1	400.8	402.1

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Net income	$158.9	$70.8	$307.6	$554.8
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	—	0.3	—	0.4
Net pension liability adjustment (2)	—	10.7	—	15.6
Foreign currency translation adjustment	97.0	(131.0)	250.7	(166.6)
Total other comprehensive income (loss)	97.0	(120.0)	250.7	(150.6)
Comprehensive income (loss)	$255.9	$(49.2)	$558.3	$404.2
Comprehensive loss attributable to noncontrolling interest	0.1	0.9	0.7	1.9
Comprehensive income (loss) attributable to IHS Markit Ltd.	$256.0	$(48.3)	$559.0	$406.1

(1) Net of tax expense of $0.1 million and $0.1 million for the three and six months ended May 31, 2020, respectively.
(2) Net of tax expense of $2.9 million and $5.0 million for the three and six months ended May 31, 2020, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six months ended May 31,
	2021	2020
Operating activities:
Net income	$307.6	$554.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	302.1	294.7
Stock-based compensation expense	115.7	153.8
Gain on sale of assets, net	(0.2)	(370.9)
Impairment of assets	3.9	—
Payments for acquisition-related performance compensation	—	(75.9)
Net periodic pension and postretirement expense	—	30.4
Undistributed earnings of affiliates, net	2.7	0.5
Pension and postretirement contributions	—	(31.1)
Deferred income taxes	(20.4)	(10.8)
Change in assets and liabilities:
Accounts receivable, net	(0.3)	7.0
Other current assets	(19.9)	(51.2)
Accounts payable	(8.4)	(22.5)
Accrued expenses	(177.0)	(119.9)
Income tax	(7.4)	(70.1)
Deferred revenue	119.5	78.7
Other assets and liabilities	(1.4)	30.2
Net cash provided by operating activities	616.5	397.7
Investing activities:
Capital expenditures on property and equipment	(143.2)	(147.6)
Acquisitions of businesses, net of cash acquired	(46.9)	(3.2)
Payments to acquire equity investments	(156.3)	(7.2)
Proceeds from sale of assets	—	466.2
Change in other assets	0.6	(0.9)
Settlements of forward contracts	11.8	(20.0)
Net cash (used in) provided by investing activities	(334.0)	287.3
Financing activities:
Proceeds from borrowings	565.0	541.4
Repayment of borrowings	(500.0)	(283.9)
Contingent consideration payments	(1.0)	—
Dividends paid	(159.0)	(135.3)
Repurchases of common shares	—	(750.0)
Proceeds from the exercise of employee stock options	2.2	177.2
Payments related to tax withholding for stock-based compensation	(110.3)	(111.7)
Net cash used in financing activities	(203.1)	(562.3)
Foreign exchange impact on cash balance	12.4	(26.4)
Net increase in cash and cash equivalents	91.8	96.3
Cash and cash equivalents at the beginning of the period	125.6	111.5
Cash and cash equivalents at the end of the period	$217.4	$207.8

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at February 28, 2021	398.5	$4.8	$7,870.8	$(3,140.6)	$3,910.6	$45.8	$8,691.4	$13.2
Share-based award activity	0.1	—	46.0	1.6	—	—	47.6	—
Option exercises	—	—	1.6	—	—	—	1.6	—
Dividends and dividend equivalents					(80.9)		(80.9)
Net income (loss)	—	—	—	—	159.0	—	159.0	(0.1)
Other comprehensive income	—	—	—	—	—	97.0	97.0	—
Balance at May 31, 2021	398.6	$4.8	$7,918.4	$(3,139.0)	$3,988.7	$142.8	$8,915.7	$13.1

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at February 29, 2020	398.9	$4.8	$7,724.5	$(2,757.5)	$3,689.4	$(292.2)	$8,369.0	$14.1
Repurchases of common shares	(4.0)	—	—	(250.0)	—	—	(250.0)	—
Share-based award activity	0.2	—	(10.9)	85.6	(14.5)	—	60.2	—
Option exercises	1.7	—	46.3	—	—	—	46.3	—
Dividends and dividend equivalents	—	—	—	—	(68.8)	—	(68.8)	—
Net income (loss)	—	—	—	—	71.7	—	71.7	(0.9)
Other comprehensive loss	—	—	—	—	—	(120.0)	(120.0)	—
Balance at May 31, 2020	396.8	$4.8	$7,759.9	$(2,921.9)	$3,677.8	$(412.2)	$8,108.4	$13.2

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2020 (Audited)	396.5	$4.8	$7,830.2	$(3,039.8)	$3,842.1	$(107.9)	$8,529.4	$13.8
Share-based award activity	2.1	—	86.0	(99.2)	(0.1)	—	(13.3)	—
Option exercises	—	—	2.2	—	—	—	2.2	—
Dividends and dividend equivalents					(161.6)		(161.6)
Net income (loss)	—	—	—	—	308.3	—	308.3	(0.7)
Other comprehensive income	—	—	—	—	—	250.7	250.7	—
Balance at May 31, 2021	398.6	$4.8	$7,918.4	$(3,139.0)	$3,988.7	$142.8	$8,915.7	$13.1

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2019 (Audited)	398.3	$4.8	$7,769.4	$(2,391.8)	$3,295.0	$(261.6)	$8,415.8	$15.1
Repurchases of common shares	(10.5)	—	—	(750.0)	—	—	(750.0)	—
Share-based award activity	2.4	—	(186.7)	219.9	(36.1)	—	(2.9)	—
Option exercises	6.6	—	177.2	—	—	—	177.2	—
Dividends and dividend equivalents	—	—	—	—	(137.8)	—	(137.8)	—
Net income (loss)	—	—	—	—	556.7	—	556.7	(1.9)
Other comprehensive loss	—	—	—	—	—	(150.6)	(150.6)	—
Balance at May 31, 2020	396.8	$4.8	$7,759.9	$(2,921.9)	$3,677.8	$(412.2)	$8,108.4	$13.2

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the first quarter of our fiscal year 2022, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

CME joint venture. In January 2021, we signed an agreement to enter into a 50/50 joint venture arrangement with shared control with CME Group to combine our post-trade services into a new joint venture. The new company will include trade processing and risk mitigation operations and will incorporate CME’s optimization businesses (Traiana, TriOptima, and Reset) and our MarkitSERV business. Through the combination, we intend to increase operating efficiencies and be better able to service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. We expect the deal to close in the summer of 2021, subject to customary antitrust and regulatory approvals and other customary closing conditions. The following table provides the components of MarkitSERV assets and liabilities (previously included in our Financial Services segment) treated as held for sale as of May 31, 2021 (in millions):

Current assets	$32.4
Property and equipment	67.7
Intangible assets	402.6
Goodwill	362.6
Assets held for sale	$865.3
Deferred revenue	$(8.3)
Other current liabilities	(14.4)
Deferred income taxes	(80.4)
Liabilities held for sale	$(103.1)

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

Cappitech. In December 2020, we acquired Cappitech Regulation Ltd., a Tel Aviv-based technology company providing regulatory reporting solutions on behalf of its clients to regulators, trade repositories, and affiliates, allowing customers to efficiently monitor the transaction reporting taking place across multiple jurisdictions. Cappitech’s advanced technology provides a scalable platform that we expect to combine with our other offerings in the Financial Services segment. We acquired Cappitech for upfront consideration of $47 million, net of cash acquired, with an additional earnout based on a three-year performance period, which we currently estimate at $57 million. The earnout liability is recorded within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The purchase price allocation for this acquisition is still preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed.

Aerospace & Defense divestiture. In December 2019, we completed the sale of our Aerospace & Defense (“A&D”) business line to Montagu Private Equity for approximately $466 million. The A&D assets were previously included in our Transportation segment. We recognized a gain of approximately $372 million on the sale in the first quarter of 2020. The gain is included in other expense (income), net, in the condensed consolidated statements of operations.

automotiveMastermind equity interests acquisition. In September 2017, we acquired automotiveMastermind (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We agreed to pay cash to acquire the interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We have classified this expense as acquisition-related costs within the condensed consolidated statements of operations and we have classified the associated accrued liability within other liabilities in the condensed consolidated balance sheets. In November 2019, the option holders exercised the put provision on 62.5 percent of their remaining 22 percent interest in the business for $75.9 million in cash, which we paid in December 2019. We estimate the compensation expense associated with the remaining equity interests to be approximately $60 to $65 million, of which approximately $44.7 million has been recognized as of May 31, 2021, with the remaining amount to be recognized through September 2022.

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

The following table presents our revenue by transaction type (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Recurring fixed revenue	$836.0	$755.2	$1,661.6	$1,559.3
Recurring variable revenue	182.6	158.0	355.5	304.8
Non-recurring revenue	162.8	113.4	284.2	243.3
Total revenue	$1,181.4	$1,026.6	$2,301.3	$2,107.4

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $10.3 million as of May 31, 2021 and $19.3 million as of November 30, 2020, and are recorded in accounts receivable, net, in the condensed consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. Billings represent amounts that were paid in advance or due from customers. We record our contract liabilities as deferred revenue in the condensed consolidated balance sheets.

The following table provides a reconciliation of our contract liabilities as of May 31, 2021 (in millions):

Balance at November 30, 2020	$886.2
Billings	1,863.6
Revenue recognized	(1,732.0)
Divestiture activity	(8.3)
Balance at May 31, 2021	$1,009.5

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

4.Leases

We utilize operating leases for our various workplaces worldwide, and we also utilize operating leases for our data centers. These leases have remaining terms ranging from one to 12 years, many of which include renewal and early termination options. As of May 31, 2021, we have not considered extension and early termination options in our calculation of the right-of-use (“ROU”) assets and lease liabilities because we do not believe that it is reasonably certain that we will exercise those options. We do not have any significant finance leases.

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for our operating leases for the three and six months ended May 31, 2021 and May 31, 2020 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$14.8	$16.3	$29.7	$32.4
Variable lease cost	$1.7	$1.5	$3.7	$3.2

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16.7	$15.9	$34.5	$31.4
Weighted-average remaining lease term	7.6 years	8.2 years	7.6 years	8.2 years
Weighted-average discount rate	1.9%	2.0%	1.9%	2.0%

As of May 31, 2021, maturities of operating lease liabilities under non-cancellable arrangements were as follows (in millions):

Year	Amount
Remainder of 2021	$36.0
2022	58.8
2023	52.0
2024	46.7
2025	39.5
Thereafter	137.5
Total future minimum operating lease payments	370.5
Imputed interest	(26.1)
Total operating lease liability	$344.4

5.Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2021 and November 30, 2020 (in millions):

	As of May 31, 2021			As of November 30, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$3,236.5	$(832.5)	$2,404.0	$3,507.0	$(805.1)	$2,701.9
Developed technology	854.9	(283.5)	571.4	965.9	(290.1)	675.8
Information databases	602.6	(399.4)	203.2	597.1	(368.2)	228.9
Trademarks	491.3	(285.7)	205.6	490.2	(258.6)	231.6
Developed computer software	70.2	(67.6)	2.6	68.9	(62.9)	6.0
Other	7.0	(4.2)	2.8	4.1	(2.2)	1.9
Total intangible assets	$5,262.5	$(1,872.9)	$3,389.6	$5,633.2	$(1,787.1)	$3,846.1

Intangible assets amortization expense was $91.2 million and $186.7 million for the three and six months ended May 31, 2021, compared to $93.0 million and $187.2 million for the three and six months ended May 31, 2020. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2021 (in millions):

Year	Amount
Remainder of 2021	$180.6
2022	$348.0
2023	$335.1
2024	$315.5
2025	$285.4
Thereafter	$1,925.0
Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in net intangible assets from November 30, 2020 to May 31, 2021 was primarily due to current year amortization and the reclassification of MarkitSERV intangible assets to held-for-sale, as well as foreign currency translation effects.

6.Debt

The following table summarizes total indebtedness, including unamortized premiums, as of May 31, 2021 and November 30, 2020 (in millions):

		May 31, 2021		November 30, 2020
	Maturity Date	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facilities:
2019 revolving facility	November 2024	$332.0	332.0	$17.0	$17.0
2019 credit agreement	April 2021	—	—	250.0	250.0
Senior Unsecured Notes:
5.00% senior notes due 2022	November 1, 2022	748.2	786.3	748.2	802.6
4.125% senior notes due 2023	August 1, 2023	499.3	536.1	499.2	545.2
3.625% senior notes due 2024	May 1, 2024	399.3	430.0	399.3	436.8
4.75% senior notes due 2025	February 15, 2025	808.7	899.0	809.7	916.2
4.00% senior notes due 2026	March 1, 2026	500.0	555.4	500.0	573.9
4.75% senior notes due 2028	August 1, 2028	748.0	874.2	747.9	906.8
4.25% senior notes due 2029	May 1, 2029	970.3	1,083.7	971.4	1,135.5
Debt issuance costs		(33.9)		(38.5)
Finance leases		5.0		5.6
Total debt		$4,976.9		$4,909.8
Current portion		(333.1)		(268.1)
Total long-term debt		$4,643.8		$4,641.7

2019 revolving facility. On November 29, 2019, we entered into a $1.25 billion senior unsecured revolving credit agreement (“2019 revolving facility”). Subject to certain conditions, the 2019 revolving facility may be expanded by up to an aggregate of $750 million in additional commitments. Borrowings under the 2019 revolving facility mature in November 2024. The interest rates for borrowings under the 2019 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.625 percent, depending upon our corporate credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.10 percent to 0.25 percent based upon our corporate credit rating. We had approximately $1.1 million of outstanding letters of credit under the 2019 revolving facility as of May 31, 2021, which reduced the available borrowing under the facility by an equivalent amount.

2019 credit agreement. In September 2019, we entered into a 364-day credit agreement (the “2019 credit agreement”) for a term loan credit facility in an aggregate principal amount of $250.0 million. In April 2020, we amended the 2019 credit agreement to extend the term through April 2021. In April 2021, we repaid the 2019 credit agreement using borrowings under the 2019 revolving facility. The interest rate for borrowing under the 2019 credit agreement was the applicable LIBOR plus a spread of 1.00 percent.

The 2019 revolving facility and the 2019 credit agreement are subject to certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as such terms are defined in the agreements.

As of May 31, 2021, we had approximately $332.0 million of outstanding borrowings under the 2019 revolving facility at a current annual interest rate of 1.36 percent.

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

As of May 31, 2021, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

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

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $349.2 million and $342.3 million as of May 31, 2021 and November 30, 2020, respectively.

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of May 31, 2021 and November 30, 2020, we had assets of $5.6 million and $2.5 million, respectively, which were classified within other current assets, and we had liabilities of $0.2 million and $0.4 million, respectively, which were classified within other accrued expenses and other liabilities.
8.Restructuring and Impairment Charges

The following table provides a reconciliation of our restructuring liability, recorded in other accrued expenses, as of May 31, 2021 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination and Other Costs	Total
Balance at November 30, 2020	$54.3	$10.8	$65.1
Add: Restructuring costs incurred	7.3	(0.2)	7.1
Revision to prior estimates	(1.9)	(0.3)	(2.2)
Less: Amount paid	(43.7)	(2.2)	(45.9)
Balance at May 31, 2021	$16.0	$8.1	$24.1

As of May 31, 2021, approximately $6.9 million of the remaining restructuring liability was in Resources, $3.9 million in Transportation, $9.8 million in Shared Services, $2.3 million in CMS, and the remainder in Financial Services.

As part of our effort to moderate the impact of the COVID-19 pandemic, we continue to evaluate our office facilities to determine where we can exit, consolidate, or otherwise optimize our use of office space throughout the company. For the six months ended May 31, 2021, we recorded approximately $3.9 million of impairment charges.

9.Acquisition-Related Costs

During the six months ended May 31, 2021, we incurred approximately $46.4 million in costs associated with acquisitions and divestitures, primarily related to legal, consulting, and other professional services associated with recently announced merger and divestiture activities, as well as aM acquisition-related performance compensation.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of May 31, 2021 (in millions):

	Contract Termination Costs	Other	Total
Balance at November 30, 2020	$1.3	$67.0	$68.3
Add: Costs incurred	—	46.4	46.4
Less: Amount paid	(0.2)	(26.0)	(26.2)
Balance at May 31, 2021	$1.1	$87.4	$88.5

As of May 31, 2021, approximately $44.7 million of the remaining liability is associated with the aM acquisition-related performance compensation liability described in Note 2, with the remainder primarily related to costs associated with the S&P Global merger and acquisition and divestiture activity within the Financial Services segment.

10.Stock-Based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2021 and May 31, 2020 was as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Cost of revenue	$15.5	$20.6	$35.9	$44.6
Selling, general and administrative	34.4	50.6	79.8	109.2
Total stock-based compensation expense	$49.9	$71.2	$115.7	$153.8
No stock-based compensation cost was capitalized during the three and six months ended May 31, 2021 and May 31, 2020.
As of May 31, 2021, there was $290.1 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.8 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs). The following table summarizes RSU activity, including awards with performance and market conditions, during the six months ended May 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2020	6.8	$61.57
Granted	2.3	$89.93
Vested	(3.3)	$54.23
Forfeited	(0.1)	$79.32
Balance at May 31, 2021	5.7	$76.61
The total fair value of RSUs that vested during the six months ended May 31, 2021 was $289.8 million.

11.Income Taxes

Our effective tax rate for the three and six months ended May 31, 2021 was 26 percent and 22 percent, compared to 6 percent and 2 percent for the three and six months ended May 31, 2020. The higher 2021 tax rates are primarily due to U.S. minimum tax impacts of approximately $15 million and $34 million for the three and six months ended May 31, 2021, respectively, partially offset by excess tax benefits on stock-based compensation of approximately $1 million and $24 million for the same respective periods. The low tax rates for the three and six months ended May 31, 2020 are primarily due to tax benefits associated with the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $9 million and $38 million, respectively, and excess tax benefits on stock-based compensation of approximately $12 million and $76 million, partially offset by U.S. minimum tax impacts of approximately $20 million and $31 million, respectively.

On June 10, 2021, the U.K. enacted an increase in corporation tax rate from the current 19 percent to 25 percent, effective from April 1, 2023. Due to our fiscal year end, the higher tax rate will be phased in, resulting in a U.K. statutory rate of 23 percent for our fiscal year ending November 30, 2023 and 25 percent for subsequent fiscal years. Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” requires that we remeasure our deferred tax assets and liabilities and recognize the effect of the tax law change in the period of enactment. We estimate a tax expense of approximately $35 million to remeasure U.K. deferred taxes to account for the tax rate change. We will finalize and record the remeasurement in our fiscal quarter ending August 31, 2021.

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

As of June 22, 2021, nine complaints had been filed by purported shareholders of IHS Markit or S&P Global relating to our proposed merger with S&P Global. All of these actions have been voluntarily dismissed or discontinued.

14.Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and six months ended May 31, 2021 and May 31, 2020 were calculated as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Weighted-average shares outstanding:
Shares used in basic EPS calculation	398.8	397.0	398.1	396.4
Effect of dilutive securities:
RSUs/RSAs	1.6	1.2	2.4	2.5
Stock options	0.3	1.9	0.3	3.2
Shares used in diluted EPS calculation	400.7	400.1	400.8	402.1

Share Repurchase Programs

In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This October 2019 share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of May 31, 2021, we had $1.6 billion remaining available to repurchase under the program. The merger agreement with S&P Global restricts our ability to purchase our shares and therefore our share repurchase program is currently suspended through November 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation.

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

Dividends

Our Board of Directors approved a quarterly cash dividend of $0.20 per share in each of the first and second quarters of 2021, compared to a quarterly cash dividend of $0.17 per share in each of the first and second quarters of 2020.

Employee Benefit Trust (EBT) Shares

We have approximately 25.2 million outstanding common shares that are held by the Markit Group Holdings Limited Employee Benefit Trust. The trust is under our control using the variable interest entity model criteria; consequently, we have consolidated and classified the trust shares as treasury shares within our condensed consolidated balance sheets.

15.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended May 31, 2021 and May 31, 2020 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at February 28, 2021	$45.8	$—	$—	$45.8
Other comprehensive income	97.0	—	—	97.0
Balance at May 31, 2021	$142.8	$—	$—	$142.8

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at February 29, 2020	$(277.9)	$(10.7)	$(3.6)	$(292.2)
Other comprehensive (loss) income before reclassifications	(131.0)	0.8	(0.7)	(130.9)
Reclassifications from AOCI to income	—	9.9	1.0	10.9
Balance at May 31, 2020	$(408.9)	$—	$(3.3)	$(412.2)

The following table summarizes the changes in AOCI by component (net of tax) for the six months ended May 31, 2021 and May 31, 2020 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2020	$(107.9)	$—	$—	$(107.9)
Other comprehensive income	250.7	—	—	250.7
Balance at May 31, 2021	$142.8	$—	$—	$142.8

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2019	$(242.3)	$(15.6)	$(3.7)	$(261.6)
Other comprehensive (loss) income before reclassifications	(166.6)	0.8	(1.4)	(167.2)
Reclassifications from AOCI to income	—	14.8	1.8	16.6
Balance at May 31, 2020	$(408.9)	$—	$(3.3)	$(412.2)

16.Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Financial Services, Transportation, Resources, and CMS. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and six months ended May 31, 2021 and May 31, 2020. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

We evaluate segment operating performance at the Adjusted EBITDA level for each of our four segments. We define Adjusted EBITDA as net income before net interest, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of equity-method investments and noncontrolling interests, and discontinued operations. Information about the operations of our four segments is set forth below (in millions).

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Revenue
Financial Services	$493.4	$443.5	$977.9	$879.5
Transportation	344.1	243.2	655.8	540.4
Resources	220.8	219.0	423.5	444.6
CMS	123.1	120.9	244.1	242.9
Total revenue	$1,181.4	$1,026.6	$2,301.3	$2,107.4

Adjusted EBITDA
Financial Services	$237.8	$231.3	$470.7	$436.7
Transportation	170.7	101.6	317.4	219.6
Resources	91.4	96.2	165.6	186.4
CMS	28.7	35.0	54.8	64.4
Shared services	(11.2)	(10.1)	(24.3)	(21.5)
Total Adjusted EBITDA	$517.4	$454.0	$984.2	$885.6

Reconciliation to the condensed consolidated statements of operations:
Interest income	—	0.2	0.1	0.6
Interest expense	(55.4)	(60.0)	(110.9)	(121.2)
Provision for income taxes	(57.6)	(4.7)	(87.9)	(9.0)
Depreciation	(59.3)	(56.4)	(115.4)	(107.5)
Amortization related to acquired intangible assets	(91.2)	(93.0)	(186.7)	(187.2)
Stock-based compensation expense	(49.9)	(71.2)	(115.7)	(153.8)
Restructuring and impairment charges	(7.7)	(81.3)	(8.7)	(85.8)
Acquisition-related costs	(29.4)	(2.1)	(38.6)	(2.8)
Acquisition-related performance compensation	(3.9)	(4.5)	(7.8)	(4.7)
Gain on sale of assets	0.1	(1.4)	0.2	370.9
Pension mark-to-market and settlement expense	—	(8.8)	—	(30.0)
Adjusted EBITDA impacts from equity-method investments and noncontrolling interest	(4.1)	0.9	(4.5)	1.6
Net income attributable to IHS Markit Ltd.	$159.0	$71.7	$308.3	$556.7

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

Our recurring revenue streams represented approximately 88 percent of our total revenue for the six months ended May 31, 2021. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For the six months ended May 31, 2021, we focused our efforts on the following actions:

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

•Improve efficiency, productivity, and financial strength. We are striving to strengthen our operational excellence by consistently improving productivity and efficiency, particularly as we continue to work through the effects of the COVID-19 pandemic. We also continue to build on our strong financial foundation, balancing capital allocation between returning capital to shareholders (targeting an annual capital return of 50 to 75 percent of our annual capital capacity through share repurchases and cash dividends) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position. We intend to continue to operate at the high end of our capital policy target leverage ratio of 2.0-3.0x.

On November 29, 2020, we, S&P Global Inc., and Merger Sub entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global. The merger intends to bring together a unique portfolio of highly complementary assets, as well as innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger was approved by IHS Markit and S&P Global shareholders on March 11, 2021, but is still subject to antitrust and regulatory approval requirements, as well as other customary closing conditions. Following recent feedback from regulators, we have decided to explore a divestiture of our Oil Price Information Services (“OPIS”) business, as well as our Coal, Metals, and Mining business. We made this decision in an effort to ensure the pending merger of our companies closes on a timely basis, which we currently anticipate to occur during the calendar fourth quarter of 2021.

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

•EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by securities analysts, investors, and other interested parties to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market, settlement, and other expense, the impact of equity-method investments and noncontrolling interests, and discontinued operations).

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

Results of Operations

Total Revenue

Revenue for the three and six months ended May 31, 2021, increased 15 percent and 9 percent compared to the three and six months ended May 31, 2020. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2021 to the three and six months ended May 31, 2020.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Second quarter 2021 vs. Second quarter 2020	13%	—%	2%
Year-to-date 2021 vs. Year-to-date 2020	8%	—%	1%

Organic revenue growth for the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, was led by strong performance in the Transportation segment as the economic environment continues to recover from the pandemic. Financial Services segment organic revenue growth continued to be solid. We continue to experience negative organic revenue growth in the Resources segment, and CMS segment organic revenue growth was flat.

Foreign currency had a slight positive effect on revenue growth for the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020. Due to the extent of our global operations, foreign currency movements could positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2021	2020		2021	2020
Revenue:
Financial Services	$493.4	$443.5	11%	$977.9	$879.5	11%
Transportation	344.1	243.2	41%	655.8	540.4	21%
Resources	220.8	219.0	1%	423.5	444.6	(5)%
CMS	123.1	120.9	2%	244.1	242.9	—%
Total revenue	$1,181.4	$1,026.6	15%	$2,301.3	$2,107.4	9%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Change in revenue
	Second quarter 2021 vs. Second quarter 2020			Year-to-date 2021 vs. Year-to-date 2020
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Financial Services	9%	1%	2%	9%	—%	1%
Transportation	39%	—%	2%	20%	—%	2%
Resources	—%	—%	1%	(5)%	—%	—%
CMS	1%	(1)%	2%	—%	(1)%	1%

Financial Services revenue for the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, experienced broad-based organic growth. Within our Information product offerings, organic revenue growth was led by strong demand for our pricing, reference data, and valuation offerings, as well as continued growth in our equities regulatory reporting and trading analytics platforms. Within our Solutions product offerings, organic growth continued to benefit from robust market activity in equities and loan markets, combined with a broad-based rebound of investment by our customers in our software solutions and our corporate actions and regulatory and compliance offerings. Within our Processing product offerings, organic revenue growth was driven by steady market activity in loan markets and some moderation in credit derivatives processing activity versus the same period last year.

Transportation revenue for the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, experienced very strong organic revenue growth. The dealer-facing portion of our automotive offerings experienced strong growth across CARFAX and automotiveMastermind, as we built back from the effects of the pandemic in 2020. Other parts of our automotive offerings, such as products supporting OEMs, parts manufacturers, and banking and insurance clients are now experiencing organic revenue growth again, albeit at a more stable pace. Our automotive product offerings continue to provide the largest contribution to Transportation revenue, and our diversification in used and new car product offerings allows for balanced opportunities for growth.

Resources revenue was flat for the three months ended May 31, 2021 and declined for the six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, respectively, with our Upstream product offerings continuing to be negatively impacted by constrained industry capital expenditure spend. The upstream decline in the three months ended May 31, 2021 was largely offset by the return of our CERAWeek energy conference, which we held virtually in March 2021. We believe our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, bottomed in the first quarter of 2021, and we expect it to slowly recover throughout the rest of 2021. ACV increased $2 million in the quarter and has declined 8 percent on a trailing annual basis.

CMS revenue for the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, was relatively flat.

Revenue by Transaction Type

	Three months ended May 31,		Percentage change		Six months ended May 31,		Percentage change
(in millions, except percentages)	2021	2020	Total	Organic	2021	2020	Total	Organic
Revenue:
Recurring fixed	$836.0	$755.2	11%	9%	$1,661.6	$1,559.3	7%	6%
Recurring variable	182.6	158.0	16%	11%	355.5	304.8	17%	14%
Non-recurring	162.8	113.4	44%	41%	284.2	243.3	17%	15%
Total revenue	$1,181.4	$1,026.6	15%	13%	$2,301.3	$2,107.4	9%	8%

As a percent of total revenue:
Recurring fixed	71%	74%			72%	74%
Recurring variable	15%	15%			15%	14%
Non-recurring	14%	11%			12%	12%

Recurring fixed revenue organic growth increased 9 percent and 6 percent for the three and six months ended May 31, 2021, respectively, compared to the three and six months ended May 31, 2020, largely due to our Transportation and Financial Services recurring offerings, partially offset by a decline in our Resources recurring offerings. Recurring variable revenue was composed entirely of Financial Services revenue, which continued to experience strong performance.

The non-recurring organic revenue increases for the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, were primarily driven by continuing strength in our Financial Services Solutions offerings, a return to more normal activity in our Transportation offerings, and the return of our annual conference events, including CERAWeek. These increases were partially offset by lower transactional content purchases for Resources Upstream offerings and CMS Product Design offerings.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2021	2020		2021	2020
Operating expenses:
Cost of revenue	$425.8	$388.3	10%	$841.0	$804.1	5%
SG&A expense	283.3	258.1	10%	585.5	574.3	2%
Total cost of revenue and SG&A expense	$709.1	$646.4	10%	$1,426.5	$1,378.4	3%

Depreciation and amortization expense	$150.5	$149.4	1%	$302.1	$294.7	3%

As a percent of revenue:
Total cost of revenue and SG&A expense	60%	63%		62%	65%
Depreciation and amortization expense	13%	15%		13%	14%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The increases in cost of revenue and SG&A expense were largely due to the normalization of our business activities in 2021, compared to the strict cost control measures we employed in 2020 at the onset of the COVID-19 pandemic.

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $21 million and $38 million for the three and six months ended May 31, 2021, respectively, compared to the three and six months ended May 31, 2020, which was largely due to lower employer tax impacts associated with the lower level of stock option exercises in 2021.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, depreciation and amortization expense increased on an absolute basis primarily because of capitalized software development investments, but decreased as a percentage of revenue due to our strong revenue growth outpacing depreciation and amortization increases.

Restructuring and Impairment Charges

Please refer to Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our cost-reduction initiatives. During the three and six months ended May 31, 2021, we recorded approximately $7.7 million and $8.7 million, respectively, of direct and incremental costs associated with restructuring and impairment charges, compared to $81.3 million and $85.8 million, respectively, of restructuring and impairment charges for the three and six months ended May 31, 2020. The 2020 charges included employee severance and the abandonment or partial abandonment of various office locations around the world.

Acquisition-Related Costs

Please refer to Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three and six months ended May 31, 2021, we recorded approximately $33.3 million and $46.4 million, respectively, of direct and incremental costs associated with acquisition and divestiture activities.

Other Expense (Income), Net

Other income for the six months ended May 31, 2020 includes an approximate $372 million gain on sale related to the A&D business line divestiture in December 2019. Please refer to Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion about the divestiture.

Segment Adjusted EBITDA

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2021	2020		2021	2020
Adjusted EBITDA:
Financial Services	$237.8	$231.3	3%	$470.7	$436.7	8%
Transportation	170.7	101.6	68%	317.4	219.6	45%
Resources	91.4	96.2	(5)%	165.6	186.4	(11)%
CMS	28.7	35.0	(18)%	54.8	64.4	(15)%
Shared services	(11.2)	(10.1)		(24.3)	(21.5)
Total Adjusted EBITDA	$517.4	$454.0	14%	$984.2	$885.6	11%

As a percent of segment revenue:
Financial Services	48%	52%		48%	50%
Transportation	50%	42%		48%	41%
Resources	41%	44%		39%	42%
CMS	23%	29%		22%	27%

For the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, Adjusted EBITDA increased primarily due to strong Transportation revenue performance and solid Financial Services revenue growth, as well as our continued cost containment efforts in the current COVID-19 pandemic environment, although all segment margins have been impacted as certain temporary cost containment measures have ended. We continue to focus our efforts on organic revenue growth and cost management to improve overall margins. Financial Services segment Adjusted EBITDA continued to increase due to organic revenue growth, although the associated margin declined because of increased investment in segment product offerings. The increase in Adjusted EBITDA for the Transportation segment was primarily due to organic revenue growth, which improved substantially compared to the prior year, when it was negatively impacted by the pandemic. Resources Adjusted EBITDA and associated margin decreased due to the organic revenue decline as a result of the COVID-19 pandemic, and the decrease in CMS Adjusted EBITDA and margin was driven primarily by mix shift, which we expect to improve during the year.

Provision for Income Taxes

Our effective tax rate for the three and six months ended May 31, 2021 was 26 percent and 22 percent, compared to 6 percent and 2 percent for the three and six months ended May 31, 2020. The higher 2021 tax rates are primarily due to U.S. minimum tax impacts of approximately $15 million and $34 million for the three and six months ended May 31, 2021, respectively, partially offset by excess tax benefits on stock-based compensation of approximately $1 million and $24 million for the same respective periods. The low tax rates for the three and six months ended May 31, 2020 are primarily due to tax benefits associated with the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $9 million and $38 million, respectively, and excess tax benefits on stock-based compensation of approximately $12 million and $76 million, partially offset by U.S. minimum tax impacts of approximately $20 million and $31 million, respectively.

On June 10, 2021, the U.K. enacted an increase in corporation tax rate from the current 19% to 25%, effective from April 1, 2023. Due to our fiscal year end, the higher tax rate will be phased in, resulting in a U.K. statutory rate of 23 percent for our fiscal year ending November 30, 2023 and 25 percent for subsequent fiscal years. Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” requires that we remeasure our deferred tax assets and liabilities and recognize the effect of the tax law change in the period of enactment. We estimate a tax expense of approximately $35 million to remeasure U.K. deferred taxes to account for the tax rate change. We will finalize and record the remeasurement in our fiscal quarter ending August 31, 2021.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and six months ended May 31, 2021 and May 31, 2020.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In millions, except percentages)	2021	2020		2021	2020
Net income attributable to IHS Markit Ltd.	$159.0	$71.7	122%	$308.3	$556.7	(45)%
Interest income	—	(0.2)		(0.1)	(0.6)
Interest expense	55.4	60.0		110.9	121.2
Provision for income taxes	57.6	4.7		87.9	9.0
Depreciation	59.3	56.4		115.4	107.5
Amortization	91.2	93.0		186.7	187.2
EBITDA	$422.5	$285.6	48%	$809.1	$981.0	(18)%
Stock-based compensation expense	49.9	71.2		115.7	153.8
Restructuring and impairment charges	7.7	81.3		8.7	85.8
Acquisition-related costs	29.4	2.1		38.6	2.8
Acquisition-related performance compensation	3.9	4.5		7.8	4.7
Gain on sale of assets	(0.1)	1.4		(0.2)	(370.9)
Pension mark-to-market and settlement expense	—	8.8		—	30.0
Adjusted EBITDA impacts from equity-method investments and noncontrolling interest	4.1	(0.9)		4.5	(1.6)
Adjusted EBITDA	$517.4	$454.0	14%	$984.2	$885.6	11%
Adjusted EBITDA as a percentage of revenue	43.8%	44.2%		42.8%	42.0%

Our Adjusted EBITDA performance for the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, increased primarily because of organic revenue growth without proportionate growth in expense as we continue to focus on cost management activities as a result of COVID-19 and the current economic environment. Adjusted EBITDA margin decreased slightly for the three months ended May 31, 2021, compared to the prior year period, as our business activities began normalizing from the effects of the pandemic and certain temporary cost containment measures have ended. Adjusted EBITDA margin increased for the six months ended May 31, 2021, compared to the prior year period, largely due to the significant organic revenue growth we are currently experiencing.

Financial Condition

(In millions, except percentages)	As of May 31, 2021	As of November 30, 2020	Dollar change	Percentage change
Accounts receivable, net	$870.9	$891.7	$(20.8)	(2)%
Accrued compensation	$143.6	$206.1	$(62.5)	(30)%
Deferred revenue	$1,009.5	$886.2	$123.3	14%

The decrease in accounts receivable was primarily due to strong collection activity in the second quarter of 2021, while the deferred revenue increase was primarily due to higher billings in the first quarter of 2021. Accrued compensation decreased primarily due to the 2020 bonus payout made in the first quarter of 2021, partially offset by the current year accrual.

Liquidity and Capital Resources

As of May 31, 2021, we had cash and cash equivalents of $217.4 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $4.98 billion of debt as of May 31, 2021, consisting primarily of $332.0 million of revolving facility debt and $4.67 billion of senior notes. As of May 31, 2021, we had approximately $916.9 million available under our revolving credit facility. Subject to certain exceptions, the merger agreement with S&P Global restricts our ability to borrow more than $500 million in the aggregate without the prior consent of S&P Global. We do not believe this restriction will impact our liquidity to meet our ongoing working capital and capital expenditure needs.

Our interest expense for the three and six months ended May 31, 2021, compared to the three and six months ended May 31, 2020, decreased primarily because of lower floating interest rates in 2021 compared to the prior year, as well as decreased borrowings on our revolving facility debt.

Our Board of Directors approved a quarterly cash dividend of $0.20 per share in each of the first and second quarters of 2021, which resulted in approximately $159.0 million of cash payouts in the six months ended May 31, 2021. Our Board of Directors approved quarterly cash dividends of $0.17 per share in each of the first and second quarters of 2020, which resulted in approximately $135.3 million of cash payouts during 2020.

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

Cash Flows

	Six months ended May 31,
(In millions, except percentages)	2021	2020	Dollar change	Percentage change
Net cash provided by operating activities	$616.5	$397.7	$218.8	55%
Net cash (used in) provided by investing activities	$(334.0)	$287.3	$(621.3)	(216)%
Net cash used in financing activities	$(203.1)	$(562.3)	$359.2	(64)%

The increase in net cash provided by operating activities was primarily due to the negative impact of 2020 cash payouts for acquisition-related performance compensation associated with the aM acquisition described in Note 2, pension contributions associated with the distribution and transfer of pension liabilities, payroll tax payments on stock option exercises, and tax payments associated with divestiture activities. Improved working capital in 2021 also contributed to the growth in net cash provided by our operating activities.

The decrease in net cash provided by investing activities was primarily due to the sale of the A&D business line in the first quarter of 2020, as well as the current year acquisition of Cappitech and investment in Gen II.

The decrease in net cash used in financing activities is primarily due to the decrease in share repurchases in 2021, compared to 2020, of $750 million, partially offset by higher proceeds from stock option exercises in 2020 and higher dividend payouts in 2021.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In millions, except percentages)	2021	2020	Dollar change	Percentage change
Net cash provided by operating activities	$616.5	$397.7
Payments for acquisition-related performance compensation	—	75.9
Capital expenditures on property and equipment	(143.2)	(147.6)
Free cash flow	$473.3	$326.0	$147.3	45%

The increase in free cash flow was primarily due to increased operating performance and working capital balances, as well as the absence of one-time pension and tax payments that were paid in the prior year. The payments for acquisition-related performance compensation are associated with the exercise of put provisions by aM equity interest holders, as further described in Note 2. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended November 30, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
March 1 - March 31, 2020:
Employee transactions	2,850	$96.34	N/A	N/A
April 1 - April 30, 2021:
Employee transactions	5,119	$105.66	N/A	N/A
May 1 - May 31, 2021:
Employee transactions	3,498	$105.55	N/A	N/A
Total share repurchases	11,467	$103.31

For the second quarter of 2021, we repurchased approximately $1.2 million of common shares related to employee transactions. This amount represents common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our Board of Directors has approved this program in an effort to reduce the dilutive effects of employee equity grants.

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA from June 1, 2021 is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $41,800. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. There were no sales attributable to this Iranian trade data for the second quarter of 2021. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.Exhibits

(a)Index of Exhibits

Exhibit Number	Description
10.1+*	Amended and Restated Terms of Employment for Brian Crotty dated January 16, 2020
10.2+*	Amendment dated as of March 9, 2021 to Amended and Restated Terms of Employment for Brian Crotty
10.3+*	Retention Agreement for Brian Crotty dated January 20, 2021
10.4+*	Relocation/Reassignment Letter for Brian Crotty dated January 11, 2019
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL

* Filed herewith.
+ Compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2021.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer