Form 10-Q
period 2021-08-31
IHS Markit Ltd.
filed 2021-09-28
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of August 31, 2021, there were 398,841,378 Common Shares outstanding (excluding 25,219,470 outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust).

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

PART I.   FINANCIAL INFORMATION
Item 1.Financial Statements
IHS MARKIT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of	As of
	August 31, 2021	November 30, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$337.9	$125.6
Accounts receivable, net	857.8	891.7
Deferred subscription costs	85.3	84.3
Assets held for sale	1,259.9	—
Other current assets	118.1	131.7
Total current assets	2,659.0	1,233.3
Non-current assets:
Property and equipment, net	689.2	724.8
Operating lease right-of-use assets, net	263.6	296.8
Intangible assets, net	3,142.4	3,846.1
Goodwill	9,445.3	9,908.7
Deferred income taxes	27.1	27.1
Other	269.9	98.4
Total non-current assets	13,837.5	14,901.9
Total assets	$16,496.5	$16,135.2
Liabilities and equity
Current liabilities:
Short-term debt	$236.2	$268.1
Accounts payable	35.4	48.2
Accrued compensation	188.6	206.1
Other accrued expenses	405.0	477.6
Income tax payable	40.3	29.1
Deferred revenue	939.7	886.2
Operating lease liabilities	55.7	63.5
Liabilities held for sale	147.6	—
Total current liabilities	2,048.5	1,978.8
Long-term debt, net	4,644.8	4,641.7
Deferred income taxes	441.2	543.4
Operating lease liabilities	268.0	297.7
Other liabilities	173.1	130.4
Commitments and contingencies
Redeemable noncontrolling interests	12.9	13.8
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 483.5 and 480.4 issued, and 398.8 and 396.5 outstanding at August 31, 2021 and November 30, 2020, respectively	4.8	4.8
Additional paid-in capital	7,963.0	7,830.2
Treasury shares, at cost: 84.7 and 83.9 at August 31, 2021 and November 30, 2020, respectively	(3,131.5)	(3,039.8)
Retained earnings	4,069.0	3,842.1
Accumulated other comprehensive income (loss)	2.7	(107.9)
Total shareholders' equity	8,908.0	8,529.4
Total liabilities and equity	$16,496.5	$16,135.2
See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Revenue	$1,180.5	$1,073.2	$3,481.8	$3,180.6
Operating expenses:
Cost of revenue	425.7	385.6	1,266.7	1,189.7
Selling, general and administrative	285.6	258.7	871.1	833.0
Depreciation and amortization	145.1	147.6	447.2	442.3
Restructuring and impairment charges	2.5	12.1	11.2	97.9
Acquisition-related costs	24.4	8.7	70.8	16.2
Other expense (income), net	6.4	(0.7)	15.0	(374.7)
Total operating expenses	889.7	812.0	2,682.0	2,204.4
Operating income	290.8	261.2	799.8	976.2
Interest income	0.1	0.2	0.2	0.8
Interest expense	(54.8)	(57.7)	(165.7)	(178.9)
Net periodic pension and postretirement expense	—	—	—	(30.4)
Non-operating expense, net	(54.7)	(57.5)	(165.5)	(208.5)
Income from continuing operations before income taxes and equity in loss of equity method investees	236.1	203.7	634.3	767.7
Provision for income taxes	(71.7)	(39.9)	(159.6)	(48.9)
Equity in loss of equity-method investees	(3.3)	(0.1)	(6.0)	(0.3)
Net income	161.1	163.7	468.7	718.5
Net loss (income) attributable to noncontrolling interest	0.2	(0.8)	0.9	1.1
Net income attributable to IHS Markit Ltd.	$161.3	$162.9	$469.6	$719.6

Basic earnings per share attributable to IHS Markit Ltd.	$0.40	$0.41	$1.18	$1.81
Weighted average shares used in computing basic earnings per share	399.0	397.8	398.4	396.8

Diluted earnings per share attributable to IHS Markit Ltd.	$0.40	$0.41	$1.17	$1.79
Weighted average shares used in computing diluted earnings per share	401.3	401.1	400.9	401.8

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Net income	$161.1	$163.7	$468.7	$718.5
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	—	1.5	—	1.9
Net pension liability adjustment (2)	—	—	—	15.6
Foreign currency translation adjustment	(140.1)	303.3	110.6	136.7
Total other comprehensive (loss) income	(140.1)	304.8	110.6	154.2
Comprehensive income	$21.0	$468.5	$579.3	$872.7
Comprehensive loss (income) attributable to noncontrolling interest	0.2	(0.8)	0.9	1.1
Comprehensive income attributable to IHS Markit Ltd.	$21.2	$467.7	$580.2	$873.8

(1) Net of tax expense of $0.3 million and $0.4 million for the three and nine months ended August 31, 2020, respectively.
(2) Net of tax expense of $5.0 million for the nine months ended August 31, 2020.

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine months ended August 31,
	2021	2020
Operating activities:
Net income	$468.7	$718.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	447.2	442.3
Stock-based compensation expense	168.4	209.8
Gain on sale of assets, net	(0.2)	(370.5)
Impairment of assets	5.0	—
Payments for acquisition-related performance compensation	—	(75.9)
Net periodic pension and postretirement expense	—	30.4
Undistributed losses of affiliates, net	6.0	0.6
Pension and postretirement contributions	—	(33.2)
Deferred income taxes	(24.2)	(10.9)
Change in assets and liabilities:
Accounts receivable, net	(11.5)	32.0
Other current assets	5.0	(61.2)
Accounts payable	(6.9)	(39.0)
Accrued expenses	(122.1)	(55.8)
Income tax	12.8	(42.1)
Deferred revenue	85.5	6.8
Other assets and liabilities	3.5	48.7
Net cash provided by operating activities	1,037.2	800.5
Investing activities:
Capital expenditures on property and equipment	(220.0)	(211.8)
Acquisitions of businesses, net of cash acquired	(46.9)	(4.7)
Payments to acquire equity investments	(185.9)	(8.6)
Proceeds from sale of assets	—	470.0
Change in other assets	(0.1)	(2.0)
Settlements of forward contracts	7.9	12.7
Net cash (used in) provided by investing activities	(445.0)	255.6
Financing activities:
Proceeds from borrowings	565.0	539.1
Repayment of borrowings	(597.0)	(712.8)
Contingent consideration payments	(1.4)	—
Dividends paid	(238.8)	(203.0)
Repurchases of common shares	—	(750.0)
Proceeds from the exercise of employee stock options	7.6	217.3
Payments related to tax withholding for stock-based compensation	(116.4)	(117.6)
Net cash used in financing activities	(381.0)	(1,027.0)
Foreign exchange impact on cash balance	1.1	16.2
Net increase in cash and cash equivalents	212.3	45.3
Cash and cash equivalents at the beginning of the period	125.6	111.5
Cash and cash equivalents at the end of the period	$337.9	$156.8

See accompanying notes.

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at May 31, 2021	398.6	$4.8	$7,918.4	$(3,139.0)	$3,988.7	$142.8	$8,915.7	$13.1
Share-based award activity	0.2	—	39.2	7.5	—	—	46.7	—
Option exercises	—	—	5.4	—	—	—	5.4	—
Dividends and dividend equivalents					(81.0)		(81.0)
Net income (loss)	—	—	—	—	161.3	—	161.3	(0.2)
Other comprehensive loss	—	—	—	—	—	(140.1)	(140.1)	—
Balance at August 31, 2021	398.8	$4.8	$7,963.0	$(3,131.5)	$4,069.0	$2.7	$8,908.0	$12.9

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at May 31, 2020	396.8	$4.8	$7,759.9	$(2,921.9)	$3,677.8	$(412.2)	$8,108.4	$13.2
Share-based award activity	—	—	(12.1)	69.8	(12.1)	—	45.6	—
Option exercises	1.6	—	40.1	—	—	—	40.1	—
Dividends and dividend equivalents	—	—	—	—	(68.9)	—	(68.9)	—
Net income (loss)	—	—	—	—	162.9	—	162.9	0.8
Other comprehensive income	—	—	—	—	—	304.8	304.8	—
Balance at August 31, 2020	398.4	$4.8	$7,787.9	$(2,852.1)	$3,759.7	$(107.4)	$8,592.9	$14.0

IHS MARKIT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2020 (Audited)	396.5	$4.8	$7,830.2	$(3,039.8)	$3,842.1	$(107.9)	$8,529.4	$13.8
Share-based award activity	2.3	—	125.2	(91.7)	(0.1)	—	33.4	—
Option exercises	—	—	7.6	—	—	—	7.6	—
Dividends and dividend equivalents					(242.6)		(242.6)
Net income (loss)	—	—	—	—	469.6	—	469.6	(0.9)
Other comprehensive income	—	—	—	—	—	110.6	110.6	—
Balance at August 31, 2021	398.8	$4.8	$7,963.0	$(3,131.5)	$4,069.0	$2.7	$8,908.0	$12.9

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2019 (Audited)	398.3	$4.8	$7,769.4	$(2,391.8)	$3,295.0	$(261.6)	$8,415.8	$15.1
Repurchases of common shares	(10.5)	—	—	(750.0)	—	—	(750.0)	—
Share-based award activity	2.4	—	(198.8)	289.7	(48.2)	—	42.7	—
Option exercises	8.2	—	217.3	—	—	—	217.3	—
Dividends and dividend equivalents	—	—	—	—	(206.7)	—	(206.7)	—
Net income (loss)	—	—	—	—	719.6	—	719.6	(1.1)
Other comprehensive income	—	—	—	—	—	154.2	154.2	—
Balance at August 31, 2020	398.4	$4.8	$7,787.9	$(2,852.1)	$3,759.7	$(107.4)	$8,592.9	$14.0

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

Our business has seasonal aspects. Our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business. For instance, CERAWeek, an annual energy conference, is typically held in the second quarter of each year; however, this event was cancelled in 2020 due to the COVID-19 pandemic, and we held this conference virtually in March 2021. Another example is the biennial release of the Boiler Pressure Vessel Code (“BPVC”) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2021.

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

OPIS group. In August 2021, we announced an agreement to sell our Oil Price Information Services; Coal, Metals and Mining; and Petrochem Wire businesses (collectively, “OPIS group”) to News Corp in a cash transaction valued at approximately $1.15 billion. The sale is expected to be completed at the close of the merger between IHS Markit and S&P Global. The sale is subject to antitrust and regulatory approval requirements, as well as other customary closing conditions. The following table provides the components of OPIS group assets and liabilities (previously included in our Resources segment) treated as held for sale as of August 31, 2021 (in millions):

Current assets	$21.9
Property and equipment	9.6
Intangible assets	118.5
Goodwill	302.0
Other assets	3.9
Assets held for sale	$455.9
Deferred revenue	$(31.5)
Other liabilities	(9.5)
Liabilities held for sale	$(41.0)

CME joint venture. In January 2021, we signed an agreement to enter into a 50/50 joint venture arrangement with shared control with CME Group to combine our post-trade services into a new joint venture. The new company will include trade processing and risk mitigation operations and will incorporate CME’s optimization businesses (Traiana, TriOptima, and Reset) and our MarkitSERV business. Through the combination, we intend to increase operating efficiencies and be better able to service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. We closed the deal on September 1, 2021, contributing our MarkitSERV business and approximately $110 million in cash to buy up our ownership to 50 percent. The following table provides the components of MarkitSERV assets and liabilities (previously included in our Financial Services segment) treated as held for sale as of August 31, 2021 (in millions):

Current assets	$29.3
Property and equipment	73.8
Intangible assets	394.1
Goodwill	306.8
Assets held for sale	$804.0
Deferred revenue	$(6.4)
Other current liabilities	(5.3)
Deferred income taxes	(94.9)
Liabilities held for sale	$(106.6)

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

automotiveMastermind equity interests acquisition. In September 2017, we acquired automotiveMastermind (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We agreed to pay cash to acquire the interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We have classified this expense as acquisition-related costs within the condensed consolidated statements of operations and we have classified the associated accrued liability within other liabilities in the condensed consolidated balance sheets. In November 2019, the option holders exercised the put provision on 62.5 percent of their remaining 22 percent interest in the business for $75.9 million in cash, which we paid in December 2019. We estimate the compensation expense associated with the remaining equity interests to be approximately $60 to $65 million, of which approximately $48.3 million has been recognized as of August 31, 2021, with the remaining amount to be recognized through September 2022.

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

The following table presents our revenue by transaction type (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Recurring fixed revenue	$860.0	$796.2	$2,521.6	$2,355.5
Recurring variable revenue	170.0	153.0	525.5	457.8
Non-recurring revenue	150.5	124.0	434.7	367.3
Total revenue	$1,180.5	$1,073.2	$3,481.8	$3,180.6

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the relative fair value to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $7.8 million as of August 31, 2021 and $19.3 million as of November 30, 2020, and are recorded in accounts receivable, net, in the condensed consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. Billings represent amounts that were paid in advance or due from customers. We record our contract liabilities as deferred revenue in the condensed consolidated balance sheets.

The following table provides a reconciliation of our contract liabilities as of August 31, 2021 (in millions):

Balance at November 30, 2020	$886.2
Billings	2,708.9
Revenue recognized	(2,617.5)
Divestiture activity	(37.9)
Balance at August 31, 2021	$939.7

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

4.Leases

We utilize operating leases for our various workplaces worldwide, and we also utilize operating leases for our data centers. These leases have remaining terms ranging from one to 12 years, many of which include renewal and early termination options. As of August 31, 2021, we have not considered extension and early termination options in our calculation of the right-of-use (“ROU”) assets and lease liabilities because we do not believe that it is reasonably certain that we will exercise those options. We do not have any significant finance leases.

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for our operating leases for the three and nine months ended August 31, 2021 and August 31, 2020 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$13.9	$16.7	$43.6	$50.3
Variable lease cost	$0.8	$1.7	$4.5	$4.9

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16.3	$16.3	$50.8	$49.1
Weighted-average remaining lease term	7.5 years	7.9 years	7.5 years	7.9 years
Weighted-average discount rate	1.9%	1.9%	1.9%	1.9%

As of August 31, 2021, maturities of operating lease liabilities under non-cancellable arrangements were as follows (in millions):

Year	Amount
Remainder of 2021	$16.4
2022	57.9
2023	51.7
2024	46.2
2025	39.1
Thereafter	136.9
Total future minimum operating lease payments	348.2
Imputed interest	(24.5)
Total operating lease liability	$323.7

5.Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2021 and November 30, 2020 (in millions):

	As of August 31, 2021			As of November 30, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$3,028.1	$(801.6)	$2,226.5	$3,507.0	$(805.1)	$2,701.9
Developed technology	845.9	(299.6)	546.3	965.9	(290.1)	675.8
Information databases	567.4	(392.9)	174.5	597.1	(368.2)	228.9
Trademarks	485.1	(293.7)	191.4	490.2	(258.6)	231.6
Developed computer software	69.4	(68.2)	1.2	68.9	(62.9)	6.0
Other	6.9	(4.4)	2.5	4.1	(2.2)	1.9
Total intangible assets	$5,002.8	$(1,860.4)	$3,142.4	$5,633.2	$(1,787.1)	$3,846.1

Intangible assets amortization expense was $90.3 million and $277.0 million for the three and nine months ended August 31, 2021, compared to $93.1 million and $280.3 million for the three and nine months ended August 31, 2020. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2021 (in millions):

Year	Amount
Remainder of 2021	$85.0
2022	$329.7
2023	$317.2
2024	$298.3
2025	$268.5
Thereafter	$1,843.7
Goodwill, gross intangible assets, and net intangible assets are all subject to foreign currency translation effects. The change in goodwill and intangible assets from November 30, 2020 to August 31, 2021 was primarily due to current year amortization of intangible assets and the reclassification of MarkitSERV and OPIS group goodwill and intangible assets to held-for-sale, as well as foreign currency translation effects.

6.Debt

The following table summarizes total indebtedness, including unamortized premiums, as of August 31, 2021 and November 30, 2020 (in millions):

		August 31, 2021		November 30, 2020
	Maturity Date	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facilities:
2019 revolving facility	November 2024	$235.0	$235.0	$17.0	$17.0
2019 credit agreement	April 2021	—	—	250.0	250.0
Senior Unsecured Notes:
5.00% senior notes due 2022	November 1, 2022	748.2	778.6	748.2	802.6
4.125% senior notes due 2023	August 1, 2023	499.4	531.1	499.2	545.2
3.625% senior notes due 2024	May 1, 2024	399.3	426.4	399.3	436.8
4.75% senior notes due 2025	February 15, 2025	808.1	890.3	809.7	916.2
4.00% senior notes due 2026	March 1, 2026	500.0	553.8	500.0	573.9
4.75% senior notes due 2028	August 1, 2028	748.1	887.4	747.9	906.8
4.25% senior notes due 2029	May 1, 2029	969.7	1,100.5	971.4	1,135.5
Debt issuance costs		(31.6)		(38.5)
Finance leases		4.8		5.6
Total debt		$4,881.0		$4,909.8
Current portion		(236.2)		(268.1)
Total long-term debt		$4,644.8		$4,641.7

2019 revolving facility. On November 29, 2019, we entered into a $1.25 billion senior unsecured revolving credit agreement (“2019 revolving facility”). Subject to certain conditions, the 2019 revolving facility may be expanded by up to an aggregate of $750 million in additional commitments. Borrowings under the 2019 revolving facility mature in November 2024. The interest rates for borrowings under the 2019 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.625 percent, depending upon our corporate credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.10 percent to 0.25 percent based upon our corporate credit rating. We had approximately $1.1 million of outstanding letters of credit under the 2019 revolving facility as of August 31, 2021, which reduced the available borrowing under the facility by an equivalent amount.

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

As of August 31, 2021, we had approximately $235.0 million of outstanding borrowings under the 2019 revolving facility at a current annual interest rate of 1.33 percent.

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

As of August 31, 2021, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

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

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The notional amount of these outstanding foreign currency forward contracts was $456.7 million and $342.3 million as of August 31, 2021 and November 30, 2020, respectively.

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of August 31, 2021 and November 30, 2020, we had assets of $0.7 million and $2.5 million, respectively, which were classified within other current assets, and we had liabilities of $2.9 million and $0.4 million, respectively, which were classified within other accrued expenses and other liabilities.
8.Restructuring and Impairment Charges

The following table provides a reconciliation of our restructuring liability, recorded in other accrued expenses, as of August 31, 2021 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination and Other Costs	Total
Balance at November 30, 2020	$54.3	$10.8	$65.1
Add: Restructuring costs incurred	8.3	0.5	8.8
Revision to prior estimates	(2.3)	(0.3)	(2.6)
Less: Amount paid	(52.9)	(4.2)	(57.1)
Balance at August 31, 2021	$7.4	$6.8	$14.2

As of August 31, 2021, approximately $4.2 million of the remaining restructuring liability was in Resources, $1.6 million in Transportation, $6.9 million in Shared Services, $1.6 million in CMS, and the remainder in Financial Services.

As part of our effort to moderate the impact of the COVID-19 pandemic, we continue to evaluate our office facilities to determine where we can exit, consolidate, or otherwise optimize our use of office space throughout the company. For the nine months ended August 31, 2021, we recorded approximately $5.0 million of impairment charges.

9.Acquisition-Related Costs

During the nine months ended August 31, 2021, we incurred approximately $70.8 million in costs associated with acquisitions and divestitures, primarily related to legal, consulting, and other professional services associated with recently announced merger and divestiture activities, as well as aM acquisition-related performance compensation.

The following table provides a reconciliation of the acquisition-related costs accrued liability, recorded in other accrued expenses and other liabilities, as of August 31, 2021 (in millions):

	Contract Termination Costs	Other	Total
Balance at November 30, 2020	$1.3	$67.0	$68.3
Add: Costs incurred	—	70.8	70.8
Less: Amount paid	(0.4)	(36.3)	(36.7)
Balance at August 31, 2021	$0.9	$101.5	$102.4

As of August 31, 2021, approximately $48.3 million of the remaining liability is associated with the aM acquisition-related performance compensation liability described in Note 2, with the remainder primarily related to costs associated with the S&P Global merger and acquisition and divestiture activity within the Financial Services and Resources segments.

10.Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2021 and August 31, 2020 was as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Cost of revenue	$16.3	$17.4	$52.2	$62.0
Selling, general and administrative	36.4	38.6	116.2	147.8
Total stock-based compensation expense	$52.7	$56.0	$168.4	$209.8
No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2021 and August 31, 2020.
As of August 31, 2021, there was $248.0 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.6 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and expected performance achievement.
Restricted Stock Units (RSUs). The following table summarizes RSU activity, including awards with performance and market conditions, during the nine months ended August 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2020	6.8	$61.57
Granted	2.3	$90.15
Vested	(3.3)	$54.35
Forfeited	(0.2)	$80.73
Balance at August 31, 2021	5.6	$76.88
The total fair value of RSUs that vested during the nine months ended August 31, 2021 was $297.1 million.

11.Income Taxes

Our effective tax rate for the three and nine months ended August 31, 2021 was 30 percent and 25 percent, compared to 20 percent and 6 percent for the three and nine months ended August 31, 2020. The higher 2021 tax rates are primarily due to the change in U.K. tax rates described below, as well as U.S. minimum tax impacts of approximately $16 million and $50 million for the three and nine months ended August 31, 2021, respectively. The 2021 tax rates are partially reduced by tax benefits associated with R&D tax credits of approximately $19 million and $19 million, and excess tax benefits on stock-based compensation of approximately $4 million and $28 million, for the same respective periods.

On June 10, 2021, the U.K. enacted an increase in corporation tax rate from the current 19 percent to 25 percent, effective from April 1, 2023. Due to our fiscal year end, the higher tax rate will be phased in, resulting in a U.K. statutory rate of 23 percent for our fiscal year ending November 30, 2023 and 25 percent for subsequent fiscal years. Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” requires that we remeasure our deferred tax assets and liabilities and recognize the effect of the tax law change in the period of enactment. We recorded a tax expense of approximately $26 million and $26 million for the three and nine months ended August 31, 2021 to remeasure our U.K. deferred taxes for the tax rate change.

The varying 2020 rates are primarily due to excess tax benefits on stock-based compensation of approximately $13 million and $89 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $10 million and $48 million, respectively, partially offset by U.S. tax reform impacts of approximately $6 million and $38 million and a 2020 U.K. tax rate change that resulted in incremental tax of approximately $23 million and $23 million for the three and nine months ended August 31, 2020.

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

13.Commitments and Contingencies

From time to time, in the ordinary course of our business, we are involved in various legal, regulatory or administrative proceedings, lawsuits, government investigations, and other claims, including employment, commercial, intellectual property, and environmental, safety, and health matters. In addition, we may receive routine requests for information from governmental agencies in connection with their regulatory or investigatory authority or from private third parties pursuant to valid court orders or subpoenas. We review such proceedings, lawsuits, investigations, claims, and requests for information and take appropriate action as necessary. At the present time, we can give no assurance as to the outcome of any such pending proceedings, lawsuits, investigations, claims, or requests for information and we are unable to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the effect they may have on us. However, other than the matters described below, we do not expect the outcome of such proceedings, lawsuits, claims, or requests for information to have a material adverse effect on our results of operations or financial condition. We have defended and will continue to vigorously defend ourselves in all matters. As of August 31, 2021, we have accrued approximately $11 million for all outstanding litigation contingencies.

CDS Auction Antitrust Litigation. On June 30, 2021, a class action lawsuit captioned New Mexico State Investment Council v. Bank of America Corp., et al, 1:21-cv-00606 (D.N.M.), was filed against nine dealers, ISDA, Creditex, and IHS Markit, alleging a conspiracy to manipulate the final CDS auction price used to value CDS contracts following a credit event. The complaint alleges that the defendants adopted rules or practices to limit participation in the auctions, and that the defendants exchanged competitively sensitive information relating to CDS auctions in violation of Section 1 of the Sherman Act, the Commodities and Exchange Act, and state tort law. The plaintiff seeks to represent a class of “all persons or entities who, during the period of June 1, 2005 through the present, settled a credit default swap … by reference to the ISDA credit default swap auction protocol or the auction process that became the ISDA credit default swap auction process.” Plaintiffs seek treble damages in an unspecified amount, restitution, attorney’s fees, pre- and post- judgment interest, injunctive relief, and other remedies. The deadline for IHS Markit to respond to the complaint has not yet occurred, and discovery has not yet begun.

Synaps Loans LLC Litigation. On May 31, 2019, Symbiont.io, Inc. (“Symbiont”) filed a complaint against IHS Markit and various of its subsidiaries, including two Ipreo subsidiaries (“Ipreo”), in the Delaware Court of Chancery. The complaint alleged, among other things, that IHS Markit’s acquisition of Ipreo in August 2018 breached a non-compete provision in a joint venture agreement between Ipreo and Symbiont regarding a joint venture called Synaps Loans LLC (“Synaps”). On June 24, 2019, IHS Markit counterclaimed, alleging, among other things, that Symbiont breached the joint venture agreement by failing to develop Synaps’s technology as it was contractually obligated to do. A trial was held from December 7, 2020, to December 10, 2020. On August 13, 2021, the court issued an opinion, finding, among other things, that Ipreo had breached the joint venture agreement’s non-compete provision and awarding “equitable accounting” damages in the amount of approximately half of the profits that IHS Markit’s competing business allegedly generated as a result of the breach. On September 17, 2021, the court entered a partial final judgment, based upon which the final damages award payable to Symbiont is expected to be no greater than $78.9 million, exclusive of pre- and post-judgment interest. We currently intend to appeal the judgment.

14.Common Shares and Earnings per Share
Weighted-average shares outstanding for the three and nine months ended August 31, 2021 and August 31, 2020 were calculated as follows (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Weighted-average shares outstanding:
Shares used in basic EPS calculation	399.0	397.8	398.4	396.8
Effect of dilutive securities:
RSUs/RSAs	2.1	2.3	2.3	2.5
Stock options	0.2	1.0	0.2	2.5
Shares used in diluted EPS calculation	401.3	401.1	400.9	401.8

Share Repurchase Programs

In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This October 2019 share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we are authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated share repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. As of August 31, 2021, we had $1.6 billion remaining available to repurchase under the program. The merger agreement with S&P Global restricts our ability to purchase our shares and therefore our share repurchase program is currently suspended through November 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation.

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

Dividends

Our Board of Directors approved a quarterly cash dividend of $0.20 per share in each of the first three quarters of 2021, compared to a quarterly cash dividend of $0.17 per share in each of the first three quarters of 2020.

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

15.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended August 31, 2021 and August 31, 2020 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at May 31, 2021	$142.8	$—	$—	$142.8
Other comprehensive income	(140.1)	—	—	(140.1)
Balance at August 31, 2021	$2.7	$—	$—	$2.7

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at May 31, 2020	$(408.9)	$—	$(3.3)	$(412.2)
Other comprehensive income (loss) before reclassifications	303.3	—	(0.1)	303.2
Reclassifications from AOCI to income	—	—	1.6	1.6
Balance at August 31, 2020	$(105.6)	$—	$(1.8)	$(107.4)

The following table summarizes the changes in AOCI by component (net of tax) for the nine months ended August 31, 2021 and August 31, 2020 (in millions):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2020	$(107.9)	$—	$—	$(107.9)
Other comprehensive income	110.6	—	—	110.6
Balance at August 31, 2021	$2.7	$—	$—	$2.7

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2019	$(242.3)	$(15.6)	$(3.7)	$(261.6)
Other comprehensive income (loss) before reclassifications	136.7	0.8	(1.5)	136.0
Reclassifications from AOCI to income	—	14.8	3.4	18.2
Balance at August 31, 2020	$(105.6)	$—	$(1.8)	$(107.4)

16.Segment Information

We prepare our financial reports and analyze our business results within our four operating segments: Financial Services, Transportation, Resources, and CMS. We evaluate revenue performance at the segment level and by transaction type. No single customer accounted for 10 percent or more of our total revenue for the three and nine months ended August 31, 2021 and August 31, 2020. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

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

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Revenue
Financial Services	$489.7	$445.6	$1,467.6	$1,325.1
Transportation	347.4	298.9	1,003.2	839.3
Resources	207.9	208.2	631.4	652.8
CMS	135.5	120.5	379.6	363.4
Total revenue	$1,180.5	$1,073.2	$3,481.8	$3,180.6

Adjusted EBITDA
Financial Services	$240.7	$225.9	$711.4	$662.6
Transportation	167.1	153.6	484.5	373.2
Resources	83.6	86.4	249.2	272.8
CMS	37.5	31.0	92.3	95.4
Shared services	(13.3)	(10.7)	(37.6)	(32.2)
Total Adjusted EBITDA	$515.6	$486.2	$1,499.8	$1,371.8

Reconciliation to the condensed consolidated statements of operations:
Interest income	0.1	0.2	0.2	0.8
Interest expense	(54.8)	(57.7)	(165.7)	(178.9)
Provision for income taxes	(71.7)	(39.9)	(159.6)	(48.9)
Depreciation	(54.8)	(54.5)	(170.2)	(162.0)
Amortization related to acquired intangible assets	(90.3)	(93.1)	(277.0)	(280.3)
Stock-based compensation expense	(52.7)	(56.0)	(168.4)	(209.8)
Restructuring and impairment charges	(2.5)	(12.1)	(11.2)	(97.9)
Acquisition-related costs	(20.7)	(3.8)	(59.3)	(6.6)
Acquisition-related performance compensation	(3.7)	(4.9)	(11.5)	(9.6)
(Loss) gain on sale of assets	—	(0.4)	0.2	370.5
Pension mark-to-market and settlement expense	—	—	—	(30.0)
Adjusted EBITDA impacts from equity-method investments and noncontrolling interest	(3.2)	(1.1)	(7.7)	0.5
Net income attributable to IHS Markit Ltd.	$161.3	$162.9	$469.6	$719.6

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

Our recurring revenue streams represented approximately 88 percent of our total revenue for the nine months ended August 31, 2021. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

For the nine months ended August 31, 2021, we focused our efforts on the following actions:

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

•Improve efficiency, productivity, and financial strength. We are striving to strengthen our operational excellence by consistently improving productivity and efficiency, particularly as we continue to work through the effects of the COVID-19 pandemic. We also continue to build on our strong financial foundation, balancing capital allocation between returning capital to shareholders (targeting an annual capital return of 50 to 75 percent of our annual capital capacity through share repurchases and cash dividends) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position. The merger agreement with S&P Global restricts our ability to purchase our shares and therefore our share repurchase program is currently suspended through November 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation; consequently, our cash balance is higher than we would typically strive to maintain.

On November 29, 2020, we, S&P Global Inc., and Merger Sub entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global. The merger intends to bring together a unique portfolio of highly complementary assets, as well as innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger was approved by IHS Markit and S&P Global shareholders on March 11, 2021, but is still subject to antitrust and regulatory approval requirements, as well as other customary closing conditions. As a result of regulatory feedback, we decided to sell our Oil Price Information Services; Coal, Metals and Mining; and Petrochem Wire businesses (collectively, “OPIS group”) and have entered into an agreement to sell the OPIS group to News Corp for approximately $1.15 billion in cash. The sale is expected to be completed at the close of the merger between IHS Markit and S&P Global. We currently anticipate closing the merger with S&P Global during the calendar fourth quarter of 2021.

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

Results of Operations

Total Revenue

Revenue for the three and nine months ended August 31, 2021, increased 10 percent and 9 percent compared to the three and nine months ended August 31, 2020. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2021 to the three and nine months ended August 31, 2020.

	Change in Total Revenue
	Organic	Acquisitive	Foreign Currency
Third quarter 2021 vs. Third quarter 2020	9%	—%	1%
Year-to-date 2021 vs. Year-to-date 2020	8%	—%	1%

Organic revenue growth for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, was led by strong performance in the Transportation segment as the economic environment continues to recover from the pandemic. Financial Services segment organic revenue growth continued to be solid. We continue to experience negative organic revenue growth in the Resources segment, albeit very minimal in the three months ended August 31, 2021, and CMS segment organic revenue growth benefited from Boiler Pressure Vessel Code (“BPVC”) sales associated with the BPVC release in the third quarter of 2021.

Foreign currency had a slight positive effect on revenue growth for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020. Due to the extent of our global operations, foreign currency movements could positively or negatively affect our results in the future.

Revenue by Segment

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2021	2020		2021	2020
Revenue:
Financial Services	$489.7	$445.6	10%	$1,467.6	$1,325.1	11%
Transportation	347.4	298.9	16%	1,003.2	839.3	20%
Resources	207.9	208.2	—%	631.4	652.8	(3)%
CMS	135.5	120.5	12%	379.6	363.4	4%
Total revenue	$1,180.5	$1,073.2	10%	$3,481.8	$3,180.6	9%

The percentage change in revenue for each segment was due to the factors described in the following table.

	Change in revenue
	Third quarter 2021 vs. Third quarter 2020			Year-to-date 2021 vs. Year-to-date 2020
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Financial Services	8%	1%	1%	9%	1%	1%
Transportation	15%	—%	1%	18%	—%	2%
Resources	(1)%	—%	1%	(4)%	—%	1%
CMS	11%	—%	1%	4%	(1)%	1%

Financial Services revenue for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, experienced broad-based organic growth. Within our Information product offerings, organic revenue growth was led by strong demand for our pricing, reference data, and valuation offerings, as well as continued growth in our equities regulatory reporting and trading analytics platforms. Within our Solutions product offerings, organic growth continued to benefit from robust market activity in equities and loan markets, combined with a broad-based rebound of investment by our customers in our software solutions and our corporate actions and regulatory and compliance offerings. Within our Processing product offerings, organic revenue growth was driven by steady market activity in loan markets versus the same period last year.

Transportation revenue for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, experienced very strong organic revenue growth. The dealer-facing portion of our automotive offerings experienced strong growth across CARFAX and automotiveMastermind, as we built back from the effects of the pandemic in 2020. Other parts of our automotive offerings, such as products supporting OEMs, parts manufacturers, and banking and insurance clients contributed organic revenue growth, albeit at a more stable pace. Our automotive product offerings continue to provide the largest contribution to Transportation revenue, and our diversification in used and new car product offerings allows for balanced opportunities for growth.

Resources revenue declined for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, respectively, with our Upstream product offerings continuing to be negatively impacted by constrained industry capital expenditure spend. The Upstream declines have been partially offset by the return of our CERAWeek energy conference, which we held virtually in March 2021, and organic growth from our Downstream offerings. We believe our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, bottomed in the first quarter of 2021, and we expect growth throughout the rest of 2021. ACV increased $7 million in the quarter and has declined 3 percent on a trailing annual basis.

CMS revenue for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, increased largely due to sales associated with the biennial release of the BPVC in the third quarter of 2021 and recurring organic growth.

Revenue by Transaction Type

	Three months ended August 31,		Percentage change		Nine months ended August 31,		Percentage change
(in millions, except percentages)	2021	2020	Total	Organic	2021	2020	Total	Organic
Revenue:
Recurring fixed	$860.0	$796.2	8%	7%	$2,521.6	$2,355.5	7%	6%
Recurring variable	170.0	153.0	11%	8%	525.5	457.8	15%	12%
Non-recurring	150.5	124.0	21%	20%	434.7	367.3	18%	17%
Total revenue	$1,180.5	$1,073.2	10%	9%	$3,481.8	$3,180.6	9%	8%

As a percent of total revenue:
Recurring fixed	73%	74%			72%	74%
Recurring variable	14%	14%			15%	14%
Non-recurring	13%	12%			12%	12%

Recurring fixed revenue organic growth increased 7 percent and 6 percent for the three and nine months ended August 31, 2021, respectively, compared to the three and nine months ended August 31, 2020, largely due to our Transportation and Financial Services recurring offerings, partially offset by a decline in our Resources recurring offerings. Recurring variable revenue was composed entirely of Financial Services revenue, which continued to experience strong performance.

The non-recurring organic revenue increases for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, were primarily driven by continuing strength in our Financial Services Solutions offerings, more normal activity in our Transportation offerings, the return of our annual conference events, and the BPVC release. These increases were partially offset by lower transactional content purchases for Resources Upstream offerings for the nine months ended August 31, 2021.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2021	2020		2021	2020
Operating expenses:
Cost of revenue	$425.7	$385.6	10%	$1,266.7	$1,189.7	6%
SG&A expense	285.6	258.7	10%	871.1	833.0	5%
Total cost of revenue and SG&A expense	$711.3	$644.3	10%	$2,137.8	$2,022.7	6%

Depreciation and amortization expense	$145.1	$147.6	(2)%	$447.2	$442.3	1%

As a percent of revenue:
Total cost of revenue and SG&A expense	60%	60%		61%	64%
Depreciation and amortization expense	12%	14%		13%	14%

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

Within our cost of revenue and SG&A expense, stock-based compensation expense decreased by approximately $3 million and $41 million for the three and nine months ended August 31, 2021, respectively, compared to the three and nine months ended August 31, 2020, which was largely due to lower employer tax impacts associated with the lower level of stock option exercises in 2021.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, depreciation and amortization expense changed nominally, but decreased as a percentage of revenue due to our strong revenue growth.

Restructuring and Impairment Charges

Please refer to Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our cost-reduction initiatives. During the three and nine months ended August 31, 2021, we recorded approximately $2.5 million and $11.2 million, respectively, of direct and incremental costs associated with restructuring and impairment charges, compared to $12.1 million and $97.9 million, respectively, of restructuring and impairment charges for the three and nine months ended August 31, 2020. The 2020 charges included employee severance and the abandonment or partial abandonment of various office locations around the world.

Acquisition-Related Costs

Please refer to Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three and nine months ended August 31, 2021, we recorded approximately $24.4 million and $70.8 million, respectively, of direct and incremental costs associated with acquisition and divestiture activities.

Other Expense (Income), Net

Other income for the nine months ended August 31, 2020 includes an approximate $372 million gain on sale related to the A&D business line divestiture in December 2019. Please refer to Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion about the divestiture.

Segment Adjusted EBITDA

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2021	2020		2021	2020
Adjusted EBITDA:
Financial Services	$240.7	$225.9	7%	$711.4	$662.6	7%
Transportation	167.1	153.6	9%	484.5	373.2	30%
Resources	83.6	86.4	(3)%	249.2	272.8	(9)%
CMS	37.5	31.0	21%	92.3	95.4	(3)%
Shared services	(13.3)	(10.7)		(37.6)	(32.2)
Total Adjusted EBITDA	$515.6	$486.2	6%	$1,499.8	$1,371.8	9%

As a percent of segment revenue:
Financial Services	49%	51%		48%	50%
Transportation	48%	51%		48%	44%
Resources	40%	41%		39%	42%
CMS	28%	26%		24%	26%

For the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, Adjusted EBITDA increased primarily due to strong Transportation revenue performance and solid Financial Services revenue growth, as well as our continued cost containment efforts in the current COVID-19 pandemic environment, although all segment margins have been impacted as certain temporary cost containment measures have ended. We continue to focus our efforts on organic revenue growth and cost management to improve overall margins. Financial Services segment Adjusted EBITDA continued to increase due to organic revenue growth, although the associated margin declined because of increased investment in segment product offerings. The increase in Adjusted EBITDA for the Transportation segment was primarily due to organic revenue growth, which improved substantially compared to the prior year, when it was negatively impacted by the pandemic. Resources Adjusted EBITDA and associated margin decreased due to the organic revenue decline as a result of the COVID-19 pandemic, and CMS Adjusted EBITDA and margin increased for the three months ended August 31, 2021 as a result of in-quarter organic revenue growth and BPVC sales, while Adjusted EBITDA and margin for the nine months ended August 31, 2021 was negatively impacted by mix shift.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended August 31, 2021 was 30 percent and 25 percent, compared to 20 percent and 6 percent for the three and nine months ended August 31, 2020. The higher 2021 tax rates are primarily due to the change in U.K. tax rates described below, as well as U.S. minimum tax impacts of approximately $16 million and $50 million for the three and nine months ended August 31, 2021, respectively. The 2021 tax rates are partially reduced by tax benefits associated with R&D tax credits of approximately $19 million and $19 million, and excess tax benefits on stock-based compensation of approximately $4 million and $28 million, for the same respective periods.

On June 10, 2021, the U.K. enacted an increase in corporation tax rate from the current 19 percent to 25 percent, effective from April 1, 2023. Due to our fiscal year end, the higher tax rate will be phased in, resulting in a U.K. statutory rate of 23 percent for our fiscal year ending November 30, 2023 and 25 percent for subsequent fiscal years. Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” requires that we remeasure our deferred tax assets and liabilities and recognize the effect of the tax law change in the period of enactment. We recorded a tax expense of approximately $26 million for the three and nine months ended August 31, 2021 to remeasure our U.K. deferred taxes for the tax rate change.

The varying 2020 rates are primarily due to excess tax benefits on stock-based compensation of approximately $13 million and $89 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax) of approximately $10 million and $48 million, respectively, partially offset by U.S. tax reform impacts of approximately $6 million and $38 million and a 2020 U.K. tax rate change that resulted in incremental tax of approximately $23 million for the three and nine months ended August 31, 2020.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and nine months ended August 31, 2021 and August 31, 2020.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In millions, except percentages)	2021	2020		2021	2020
Net income attributable to IHS Markit Ltd.	$161.3	$162.9	(1)%	$469.6	$719.6	(35)%
Interest income	(0.1)	(0.2)		(0.2)	(0.8)
Interest expense	54.8	57.7		165.7	178.9
Provision for income taxes	71.7	39.9		159.6	48.9
Depreciation	54.8	54.5		170.2	162.0
Amortization	90.3	93.1		277.0	280.3
EBITDA	$432.8	$407.9	6%	$1,241.9	$1,388.9	(11)%
Stock-based compensation expense	52.7	56.0		168.4	209.8
Restructuring and impairment charges	2.5	12.1		11.2	97.9
Acquisition-related costs	20.7	3.8		59.3	6.6
Acquisition-related performance compensation	3.7	4.9		11.5	9.6
Loss (gain) on sale of assets	—	0.4		(0.2)	(370.5)
Pension mark-to-market and settlement expense	—	—		—	30.0
Adjusted EBITDA impacts from equity-method investments and noncontrolling interest	3.2	1.1		7.7	(0.5)
Adjusted EBITDA	$515.6	$486.2	6%	$1,499.8	$1,371.8	9%
Adjusted EBITDA as a percentage of revenue	43.7%	45.3%		43.1%	43.1%

Our Adjusted EBITDA performance for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, increased primarily because of organic revenue growth without proportionate growth in expense as we continue to focus on cost management activities as a result of COVID-19 and the current economic environment. Adjusted EBITDA margin decreased slightly for the three months ended August 31, 2021, compared to the prior year period, as our business activities began normalizing from the effects of the pandemic and certain temporary cost containment measures have ended, as well as a slight shift in product offering mix. Adjusted EBITDA margin for the nine months ended August 31, 2021, compared to the prior year period, is largely unchanged.

Financial Condition

(In millions, except percentages)	As of August 31, 2021	As of November 30, 2020	Dollar change	Percentage change
Accounts receivable, net	$857.8	$891.7	$(33.9)	(4)%
Accrued compensation	$188.6	$206.1	$(17.5)	(8)%
Deferred revenue	$939.7	$886.2	$53.5	6%

The decrease in accounts receivable was primarily due to the reclassification of MarkitSERV and OPIS group accounts receivable to assets held for sale, while the deferred revenue increase was primarily due to year-over-year organic revenue growth. Accrued compensation decreased primarily due to the 2020 bonus payout made in the first quarter of 2021, partially offset by the current year accrual.

Liquidity and Capital Resources

As of August 31, 2021, we had cash and cash equivalents of $337.9 million. Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. We had approximately $4.88 billion of debt as of August 31, 2021, consisting primarily of $235.0 million of revolving facility debt and $4.67 billion of senior notes. As of August 31, 2021, we had approximately $1.01 billion available under our revolving credit facility. Subject to certain exceptions, the merger agreement with S&P Global restricts our ability to borrow more than $500 million in the aggregate without the prior consent of S&P Global. We do not believe this restriction will impact our liquidity to meet our ongoing working capital and capital expenditure needs.

Our interest expense for the three and nine months ended August 31, 2021, compared to the three and nine months ended August 31, 2020, decreased primarily because of lower floating interest rates in 2021 compared to the prior year, as well as decreased borrowings on our revolving facility debt.

Our Board of Directors approved a quarterly cash dividend of $0.20 per share in each of the first three quarters of 2021, which resulted in approximately $238.8 million of cash payouts in the nine months ended August 31, 2021. Our Board of Directors approved quarterly cash dividends of $0.17 per share in each of the first three quarters of 2020, which resulted in approximately $203.0 million of cash payouts during 2020.

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

Cash Flows

	Nine months ended August 31,
(In millions, except percentages)	2021	2020	Dollar change	Percentage change
Net cash provided by operating activities	$1,037.2	$800.5	$236.7	30%
Net cash (used in) provided by investing activities	$(445.0)	$255.6	$(700.6)	(274)%
Net cash used in financing activities	$(381.0)	$(1,027.0)	$646.0	(63)%

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

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In millions, except percentages)	2021	2020	Dollar change	Percentage change
Net cash provided by operating activities	$1,037.2	$800.5
Payments for acquisition-related performance compensation	—	75.9
Capital expenditures on property and equipment	(220.0)	(211.8)
Free cash flow	$817.2	$664.6	$152.6	23%

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
June 1 - June 30, 2020:
Employee transactions	5,978	$109.53	N/A	N/A
July 1 - July 31, 2021:
Employee transactions	22,791	$113.36	N/A	N/A
August 1 - August 31, 2021:
Employee transactions	37	$119.40	N/A	N/A
Total share repurchases	28,806	$112.57

For the third quarter of 2021, we repurchased approximately $3.2 million of common shares related to employee transactions. This amount represents common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our Board of Directors has approved this program in an effort to reduce the dilutive effects of employee equity grants.

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA from June 1, 2021 is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $41,800. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $45,000 in gross revenue for GTIS in the third quarter of 2021 and would have represented less than 0.01 percent of our third quarter 2021 consolidated revenues and approximately 0.02 percent of our third quarter 2021 gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

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

* Filed herewith.
+ Compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2021.

IHS MARKIT LTD.

By:	/s/ Michael Easton
	Name:	Michael Easton
	Title:	Senior Vice President and Chief Accounting Officer