Form 10-K
period 2021-11-30
IHS Markit Ltd.
filed 2022-01-24
CIK 1598014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
  ___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2021

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates, based upon the closing price for the common shares as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $34.9 billion. All executive officers, directors, and holders of five percent or more of the issued and outstanding common shares of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of December 31, 2021, there were 399,080,370 of our common shares issued and outstanding, excluding 25,219,470 issued and outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, among others, statements we make regarding: the impact of the COVID-19 pandemic; the completion of the merger with S&P Global Inc. (“S&P Global”) on anticipated terms and timing, including unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the completion of the merger; the ability of S&P Global and IHS Markit to integrate the business successfully and to achieve anticipated synergies; potential litigation relating to the proposed transaction that could be instituted against S&P Global, IHS Markit or their respective directors; the risk that disruptions from the proposed transaction will harm S&P Global’s and IHS Markit’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger; rating agency actions; potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect IHS Markit’s financial performance; certain restrictions during the pendency of the merger that may impact IHS Markit’s ability to pursue certain business opportunities or strategic transactions; guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions such as acquisitions, joint ventures, and dispositions, the anticipated benefits therefrom, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; anticipated levels of indebtedness, capital allocation, dividends, and share repurchases in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: operating in competitive markets, economic and financial conditions, including volatility in interest and exchange rates; our ability to develop new products and services; our ability to manage system failures or capacity constraints; our ability to manage fraudulent or unpermitted data access or other cyber-security or privacy breaches; our ability to successfully manage risks associated with changes in demand for our products and services; our ability to manage our relationships with third-party service providers; legislative, regulatory, and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; the anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion, and growth of our operations; our ability to retain and hire qualified personnel; our ability to satisfy our debt obligations and our other ongoing business obligations; and the occurrence of any catastrophic events, including acts of terrorism or outbreak of war or hostilities. These risks, as well as other risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements, are more fully discussed under the caption “Risk Factors” in this Annual Report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (“SEC”). While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating, or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to our management and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

Financial Presentation

We operate on a November 30 fiscal year end. Unless otherwise indicated, references in this Annual Report on Form 10-K to an individual year means the fiscal year ended November 30. For example, “2021” refers to the fiscal year ended November 30, 2021.

Trademarks, Service Marks, and Copyrights

We own or have rights to use the trademarks, service marks, and trade names that we use in connection with the operation of our business. Other trademarks, service marks, and trade names referred to in this Annual Report on Form 10-K are, to our knowledge, the property of their respective owners. We also own or have the rights to copyrights that protect aspects of our products and services. Solely for convenience, the trademarks, service marks, trade names, and copyrights referred to in this Annual Report on Form 10-K are listed without the ®, ™, and © symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names.

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

On November 29, 2020, we, S&P Global Inc., a New York corporation (“S&P Global”), and Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of S&P Global (“Merger Sub”), entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global (the “merger”). The merger intends to bring together a unique portfolio of highly complementary assets, as well as innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger was approved by IHS Markit and S&P Global shareholders on March 11, 2021, but is still subject to antitrust and regulatory approval requirements, as well as other customary closing conditions. As a result of regulatory feedback, we decided to sell our Oil Price Information Services; Coal, Metals and Mining; and Petrochem Wire businesses (collectively, the “OPIS group”) and have entered into an agreement to sell the OPIS group to News Corp for approximately $1.15 billion in cash. We also decided to sell our Base Chemicals business in response to regulatory feedback and in December 2021, we entered into an agreement to sell that business to News Corp for approximately $295 million in cash. The OPIS group sale is expected to be completed at the close of the merger between IHS Markit and S&P Global, and the Base Chemicals business sale is expected to be completed shortly thereafter. We currently anticipate closing the merger with S&P Global during the calendar first quarter of 2022.

Our Business

We are an information company. With expertise across some of the world’s largest industries, we leverage technology and data science to provide the insights, software, and data to help our customers make better informed decisions, driving growth, performance, and efficiency.

We continue to focus on the following objectives:

•Closing the merger with S&P Global Inc. and integration activities.

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

•Improve efficiency, productivity, and financial strength. We are striving to strengthen our operational excellence by consistently improving productivity and efficiency, particularly as we continue to work through the effects of the COVID-19 pandemic. We also continue to build on our strong financial foundation, balancing capital allocation between returning capital to shareholders (generally targeting an annual capital return of 50 to 75 percent of our annual capital capacity through share repurchases and cash dividends) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position. The merger agreement restricts our ability to purchase our shares and therefore our share repurchase program, which had been suspended during 2021, expired on November 30, 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation; consequently, our cash balance is higher than we would typically strive to maintain.

Our Customers

We have a diverse customer base, with more than 50,000 business and government customers, including 80 percent of the Fortune Global 500 and Fortune U.S. 1000. Our customers operate in global interconnected industries, and we support them with information, insights, and solutions that integrate our comprehensive content, expertise, analytics, tools, and technology into many of their core workflows. We offer our products and services to our customers primarily through recurring fixed and variable fee agreements, and this business model has historically delivered stable revenue and predictable cash flows. For the year ended November 30, 2021, we generated approximately 87 percent of our revenue from recurring revenue streams. In 2021, no customer or group of affiliated customers represented more than 10 percent of our revenue.

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
•Resources, which includes our Upstream and Downstream product offerings; and
•Consolidated Markets & Solutions, which includes our Product Design, Economics & Country Risk, and TMT benchmarking product offerings (until we divested our TMT offerings in December 2021).

Financial Services

Our Financial Services segment provides pricing and reference data, indices, valuation and trading services, trade processing, enterprise software, and managed services. Financial Services end users include front- and back-office professionals, such as traders, portfolio managers, risk managers, research professionals, and other financial markets participants, as well as operations, compliance, and enterprise data managers. This segment includes our Information, Solutions, and Processing offerings, which represented approximately 45 percent, 43 percent, and 12 percent of the segment’s revenue for 2021, respectively.

•Information. Our Information offerings provide enriched content consisting of pricing and reference data, indices, and valuation and trading services across multiple asset classes and geographies through both direct and third-party distribution channels. Our Information products and services are used for independent valuations, investor analyses, research, trading, and liquidity and risk assessments. These products and services help our customers price instruments, comply with relevant regulatory reporting, and risk management requirements, and analyze financial markets. Some of our key Information offerings include the following:

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
◦Global Regulatory Reporting Solutions provide trade and transaction reporting solutions for financial services and corporate customers to comply with global regulatory requirements. Our customers can monitor multi-jurisdiction reporting for MIFID, EMIR, SFTR, ASIC, MAS, CFTC, SEC, and other global reporting regimes.

•Solutions. Our Solutions offerings provide configurable enterprise software platforms, managed services, and hosted solutions.

◦Enterprise Software Platforms include both standardized and custom solutions to automate our customers’ in-house processing and connectivity for trading and post-trading processing, as well as enterprise data and risk management solutions to enable customers to effectively manage their data and calculate risk measures. These solutions are also generally offered by us in hosted solution alternatives. Managed services and hosted solutions offerings are targeted at a broad range of financial services industry participants and help our customers capture, organize, process, display, and analyze information; manage risk; reduce fixed costs; and meet regulatory requirements. Some of our primary Solutions offerings include the following:

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

•Processing. We provide trade processing products and services globally for syndicated loans. Prior to September 1, 2021, we also provided trade processing products and services for over-the-counter (“OTC”) derivatives and FX through our MarkitSERV business. On September 1, 2021, we contributed our MarkitSERV business to OSTTRA, a new 50/50 joint venture with CME Group’s optimization businesses. The OSTTRA joint venture’s purpose is to be a leading provider of progressive post-trade solutions for the global OTC markets across interest rate, FX, equity, and credit asset classes.

Transportation

Our Transportation segment includes our Automotive offerings, which represented more than 90 percent of the segment’s revenue for 2021, and our Maritime & Trade offerings, which represented the balance of the segment’s revenue.

•Automotive. We serve the full automotive value chain with a focus on original equipment manufacturers (“OEMs”), parts suppliers, and dealers.

Within the new car market, we provide authoritative analysis and forecasts of sales and production for light vehicles, medium and heavy commercial vehicles, powertrain, components, and technology systems across all major markets. Our comprehensive forecast database covers 99 percent of global light vehicle sales and production. We forecast sales and production of more than 50,000 unique vehicle model variants, as well as more than 150 different vehicle systems, sub-systems, and components.

We also provide a wide range of performance measurement and marketing tools for carmakers, dealers, and agencies. We continue to leverage analytics and innovation to develop product and service offerings aimed at addressing needs across the value chain, including strategy and planning, marketing, sales, dealer services, and after sales. In the U.S., our sales and marketing offerings draw on a database of nearly 12 billion ownership records, covering 790 million vehicles and more than 250 million U.S. households over a period of more than 25 years. We also offer a range of vehicle recall solutions to carmakers, including identifying households to be contacted, providing accurate measurement of recall program completion, and in some cases, providing a full turnkey solution that manages the entire fulfillment process for their safety recall campaigns.

Our automotiveMastermind (“aM”) offering provides predictive analytics and marketing automation software for the new car dealer market, enabling dealers to improve their customer retention and extend their customer portfolio through “conquest” campaigns.

Within the used car market, we support dealers, insurers, and consumers through our CARFAX products. These offerings provide critical information for used car dealers and their customers in the used car buying process. For example, CARFAX vehicle history reports provide maintenance, accident, odometer, and commercial use information on cars in the United States. This history, based on more than 27 billion records collected from more than 130,000 data sources, provides confidence to dealers and consumers in the car buying process. Our product line also includes a used car listing service for dealers and vehicle-specific valuation offerings.

•Maritime & Trade (“M&T”). We have been gathering data on ships since 1764 when the first Lloyd’s Register of Ships was published. We provide, on behalf of the International Maritime Organization (“IMO”), the unique global ID (the IMO number) for all ocean-going ships over 100 gross tons. Our M&T content and analytics provide comprehensive data on more than 200,000 ships over 100 gross tons, as well as monthly import and export statistics on more than 100 countries and tracking and forecasting approximately 96 percent of international trade by value.

Resources

Our Resources segment includes our Upstream offerings, which represented approximately 50 percent of Resources revenue for 2021, and our Downstream offerings, which represented the other 50 percent of Resources revenue for 2021.

•Upstream. Our Upstream offerings include technical information, analytical tools, and market forecasting and consulting for the upstream industry. We provide critical information and expertise around country exploration and production risk; plays and basins technical information; costs and technologies; and energy companies. Strategic planners, geoscientists, and engineers use our insight and leading geotechnical database and analytical tools to facilitate exploration, development, and production of energy assets. Some of our key offerings include the following:

◦Our Global Well, Production, Land, and Subsurface Content provides a comprehensive inventory of current and historical energy data, including more than 6.8 million oil and gas wells, 5,200 basins, 38,000 prospects, and 32,000 fields, as well as approximately 2,800 land rigs and 5,200 marine vessels. This content forms the basis for all of our upstream technical research, intelligence, analysis, and software portfolio.
◦The Kingdom/Harmony Suite provides leading-edge analysis of subsurface properties, including seismic interpretation and production estimation, for the geoscience and engineering markets globally.
◦Vantage is a global asset evaluation system that contains more than 21,000 oil and gas assets worldwide, performing forward-looking analysis of an asset’s expected return and permitting large-scale asset comparisons from distinct individual regions.
◦Companies and Transactions performs database-driven analysis of approximately 55,000 merger and acquisition transactions, as well as financial analysis of all major oil and gas companies globally.
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

◦Data for manufacturing processes and capacity industry analysis and forecasts for more than 300 chemicals in more than 150 countries, as well as capital expenditure, cost, price, production, trade, and demand data and information.
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

Consolidated Markets & Solutions (“CMS”)

Our CMS segment includes our Product Design offerings, which represented approximately 73 percent of the segment’s revenue for 2021, our Economics and Country Risk offerings, which represented approximately 22 percent of the segment’s revenue for 2021, and our Technology, Media & Telecom benchmarking offerings, which represented the balance of the segment’s revenue.

•Product Design. Our Product Design solutions provide technical professionals with the information and insight required to more effectively design products, optimize engineering projects and outcomes, solve technical problems, and address complex supply chain challenges. Our offerings utilize advanced knowledge discovery technologies, research tools, and software-based engineering decision engines to advance innovation, maximize productivity, improve quality, and reduce risk. Our Product Design offerings include the following:

◦Engineering Workbench provides a single interface to surface answers from a curated universe of technical knowledge comprising more than 150 million records. This includes standards, codes, and specifications; applied technical reference; engineering journals, reports, best practices, and other vetted technical reference; and patents and patent applications.
◦BOM Intelligence, including data on more than 1 billion electronic components or parts, enables our customers to integrate their bills of materials with obsolescence management, product change notifications (“PCNs”), end-of-life (“EOL”) alerts, and research and analysis.
◦Goldfire’s cognitive search and other advanced knowledge discovery capabilities help pinpoint answers buried in enterprise systems and unstructured data, enabling engineers and technical professionals to accelerate problem solving and make better decisions more quickly.

•Economics and Country Risk (“ECR”). Our ECR team consists of approximately 400 economists, country risk and industry analysts, data management specialists, and consultants monitoring, analyzing, and forecasting developments and risks in 211 countries and territories and approximately 150 industries. We provide a vast range of economic and risk data and analytics, forecasts, and scenario tools to assist customers in their strategic market planning, procurement, supply chain and risk management decisions. We assess risks across more than 40 risk perils, help companies with their capital deployment and location decisions, and analyze social and governance impacts of their investments around the world. Specialized teams also monitor and forecast developments in consumer services and global construction markets.

•Technology, Media & Telecom (“TMT”) benchmarking. Our TMT benchmarking product portfolio provided performance and cost benchmarking analysis to the TMT industry during 2021. In December 2021, we divested this business as part of our efforts to rationalize our product offering portfolio.

Our People

As of November 30, 2021, we had more than 16,000 employees located in 39 countries around the world. The approximate regional representation of our workforce is as follows: 42 percent Americas, 26 percent India, 22 percent EMEA and 9 percent APAC (excluding India). Our work environment is designed to encourage excitement and pride in the work we do and to provide a workplace where our people are constantly learning and feel challenged, respected, and valued. We conduct regular internal surveys to measure employee engagement, and we use the results of those surveys to develop and implement action plans that will improve our employee satisfaction. We also have a Chief Diversity, Equity and Inclusion Officer who is responsible for promoting and executing diversity and inclusion policies and practices in support of our global organization. Our Board of Directors comprises a diverse set of individuals with a variety of backgrounds and experience, and we strive to emulate this diversity model throughout the company. Our Board and its Human Resources Committee oversee and regularly engage with our senior leadership on a broad range of human capital management topics, including culture, talent and performance management, succession planning, compensation and benefits, diversity and inclusion, and employee engagement.

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

•Financial Services. Our Information offerings primarily compete with offerings from Bloomberg, FactSet, IntercontinentalExchange, MSCI, London Stock Exchange Group, Nasdaq, and FIS. Our Solutions offerings primarily compete with firms such as BlackRock, Bloomberg, London Stock Exchange Group, SS&C, State Street, Charles River, Dealogic, and Allvue.

•Transportation. In the Automotive market, we primarily compete with offerings from Experian, LMC Automotive, Urban Science, and Auto Alert. Our used car listings product also competes with offerings from cars.com, Cox Enterprises, and CarGurus. In Maritime & Trade markets, we primarily compete with offerings from Informa and Verisk, as well as niche providers such as Trade Data Monitor, Datamyne, Vortexa, Windward, and Kpler.

•Resources. Our Upstream and Downstream offerings compete primarily with offerings from Verisk, Enverus, Schlumberger, Halliburton, GeoScout, Reed Elsevier, Bloomberg NEF, Argus, DTN, and Nexant.

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

The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread, including travel bans and restrictions, social distancing, quarantines, and business shutdowns, have caused significant economic disruption and adversely impacted the global economy, leading to reduced consumer spending and disruptions and volatility in the global financial and commodities markets. Even though some measures may currently be relaxed, they may be put back into place or increased if the spread of the pandemic continues or increases in the future. Continued economic disruption may also lower activity levels in the end markets we service or cause declining financial performance of our customers, which could result in lower demand, cancellations, reductions, or delays for our products and services. A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and future policy decisions made by governments across the globe as they react to evolving local and global conditions. We continue to work with our stakeholders (including customers, employees, suppliers, business partners, and local communities) to attempt to mitigate the impact of the global pandemic on our business, including implementing our business continuity program to transition to a global work-at-home model and gradually allowing employees to return to the office according to local regulations and employee readiness to return. However, we cannot assure you that these mitigation efforts will continue to be effective or successful. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, or cash flows, it may also have the effect of heightening many of the other risks described in “Risk Factors” set forth in this Annual Report on Form 10-K.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of complex systems, relying on people, processes, and technology to function effectively. Most of our products and services are delivered electronically, and our customers rely on our ability to process and deliver substantial quantities of information and other services on computer-based networks. Some elements of these systems have been outsourced to third-party providers, including critical data inputs or software received from third-party suppliers and data systems stored on cloud-based computing infrastructure. Some of our systems have been consolidated for the purpose of enhancing scalability and efficiency, which increases our dependency on a smaller number of systems. Any failure of, or significant interruption, delay, or disruption to, our systems could result in: disruption to our operations; significant expense to repair, replace, or remediate systems, equipment or facilities; a loss of customers; legal or regulatory claims, proceedings, or fines; damage to our reputation; and harm to our business.

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

We obtain data from a wide variety of external sources that we transform into critical information and analytics and use to create integrated product and service offerings for our customers. Many of our offerings include externally obtained software, content, and information that is purchased or licensed from third parties, including from public record sources or parties that are our customers or our competitors, or obtained using independent contractors. For instance, our industry standards offerings that are part of our Product Design workflow rely on information licensed from standards developing organizations, and many of our financial institution customers provide us with data that is a critical input for many of our Financial Services offerings. We believe that the content licensed from many of these third parties might not be able to be obtained from alternate sources on favorable terms, if at all. Externally obtained software that is incorporated into our products or that supports our offerings may also contain defects or vulnerabilities that if undetected, could be harmful to our business.

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

Our future success depends to a large extent on the continued service of our highly skilled, educated, and trained employees, including our experts in research and analysis, information technology, and the industries in which we operate, and colleagues in sales, marketing, product development, operations, technology, and management, including our executive officers. We do not carry any “key person” insurance policies that could offset potential loss of service under applicable circumstances. We must maintain our ability to attract, motivate, compensate, and retain highly qualified and diverse colleagues in order to support our customers and achieve business results. The markets we serve are highly competitive and competition for skilled and diverse employees in our industry is intense for both onshore and offshore locales, and uncertainty around future employment opportunities, facility locations, organizational and reporting structures, acquisitions and divestitures, and other related concerns may impair our ability to attract and retain qualified personnel. The loss of the services of qualified personnel and any inability to recruit effective replacements or to otherwise attract, motivate, train, or retain highly qualified and diverse personnel could have a material adverse effect on our business, financial condition, and operating results.

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

We operate in many countries around the world and a significant part of our revenue comes from international sales. In 2021, we transacted approximately 40 percent of our revenues outside the United States and approximately 20 percent of our revenue was transacted in currencies other than the U.S. dollar. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including, but not limited to, the British Pound, the Euro, the Canadian Dollar, the Singapore Dollar, and the Indian Rupee. As we continue to leverage our global delivery model, more of our expenses will likely be incurred in currencies other than those in which we bill for the related products and services. An increase in the value of certain currencies against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in other currencies.

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

The completion of such transactions may have material unanticipated risks, difficulties, costs, liabilities, competitive response, and diversion of management focus and attention, such as: difficulties, delays, and expenses in integrating, separating, or remediating operations, systems, and technology and maintaining institutional knowledge and procedures; challenges in conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures; challenges in keeping and developing business relationships; difficulties in managing the expanded operations of the company; impairments of goodwill and other intangible assets; disruption of operations; unexpected regulatory and operating difficulties and expenditures; contingent liabilities (including contingent tax liabilities) that are larger than expected; and adverse tax consequences pursuant to changes in applicable tax laws, regulations, or other administrative guidance. The anticipated benefits from strategic transactions may take longer to realize than expected or may not be fully realized. We may also have difficulty integrating and operating businesses in countries and geographies where we do not currently have a significant presence, and could increase our exposure to risks of conducting operations in international markets. Similarly, any divestitures will be accompanied by risks commonly encountered in the sale of businesses or assets. As a result, the failure of any strategic transactions to perform as expected could have a material adverse effect on our business, financial condition, or results of operations.

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

We cannot provide any guaranty of future dividend payments or that we will authorize a new share repurchase program to repurchase our common shares.

In October 2019, the Board approved the initiation of a quarterly cash dividend that began in the first quarter of 2020. Quarterly cash dividends constitute a component of our capital allocation strategy, which we fund with free operating cash flow and borrowings. However, we are not required to declare dividends and any determination by the Board to pay cash dividends on our common shares in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from the Board that the declaration of dividends complies with all applicable laws and agreements. As a result, in the future we may not choose or be able to declare or pay a cash dividend, and we may not achieve an annual dividend rate in any particular amount.

In addition, the Board previously authorized a share repurchase program of up to $2.5 billion in common shares with a termination date of November 30, 2021. Our merger agreement with S&P Global required us to suspend share repurchases in December 2020 through the closing of our merger with S&P Global. As a result, our outstanding program terminated on November 30, 2021 with $1.6 billion in remaining authorization and the Board did not authorize a new share repurchase program. The elimination of our share repurchase program could adversely affect the market price of our common shares and there is no guarantee that the Board will authorize a new share repurchase program in the future.

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

Certain types of information we collect, compile, store, use, transfer, publish and/or sell, and certain of our products and services, are subject to laws and regulations in various jurisdictions in which we operate. There is an increasing public concern regarding, and resulting regulations of, privacy, data, and consumer protection issues. Laws and regulations in jurisdictions in which we operate pertain primarily to personally identifiable information relating to individuals, constrain the collection, use, storage, and transfer of such data, as well as other obligations with which we must comply. If we fail to comply with these laws or regulations, we could be subject to significant litigation and civil or criminal penalties (including monetary damages, regulatory enforcement actions or fines) in one or more jurisdictions and reputational damage resulting in the loss of data, brand equity and business. To conduct our operations, we also move data across national borders and consequently are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection, and data security in an increasing number of jurisdictions. Many jurisdictions have passed laws in this area, such as the European Union General Data Protection Regulation (the “GDPR”), the cyber-security law adopted by China in 2017, and the 2020 California Privacy Act, and other jurisdictions are considering imposing additional restrictions. These laws and regulations are increasing in complexity and number, change frequently, and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. It is possible that we could be prohibited or constrained from collecting, transferring, or disseminating certain types of data or from providing certain products or services. If we fail to comply with these laws or regulations, we could be subject to significant litigation, civil or criminal penalties, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

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

We are headquartered and tax domiciled in the United Kingdom and conduct business throughout the European Union primarily through our U.K. subsidiaries. The United Kingdom ceased to be a member state of the European Union on January 31, 2020 commonly referred to as “Brexit,” and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it related to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, UK service suppliers no longer benefit from automatic access to the entire EU single market, UK goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Although the long-term impact of the trade and cooperation agreement on our business is currently unclear, we could face new regulatory costs and challenges as a result of divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or maintain, including U.K. competition laws. Changes to U.K. immigration policy related to Brexit could also affect our business. Although the United Kingdom would likely retain its diverse pool of talent, London’s role as a global financial center may decline. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

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

On November 29, 2020, we, S&P Global Inc., a New York corporation (“S&P Global”), and Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of S&P Global (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended on January 20, 2021, the “merger agreement”), pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global (the “merger”). The completion of the merger is subject to a number of conditions, including, among other things, the receipt of certain regulatory approvals, which make the completion and timing of the merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the merger will be satisfied or waived or that the merger will be completed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 80 locations around the world, comprising 28 offices in the Americas (21 in the United States); 34 offices in EMEA; and 18 offices in APAC. We own the buildings at three of our locations. All of our other facilities are leased with terms ranging from month-to-month at some locations to an expiration date in 2032 for one of our facilities. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

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

As of December 31, 2021, we had 65 holders of record of our common shares and approximately 406,000 beneficial holders of our common shares.

Our authorized share capital of $30 million consists of 3,000,000,000 common shares, par value $0.01 per share, and undesignated shares, par value $0.01 per share, that our Board of Directors is authorized to designate from time to time as common shares or as preference shares. As of November 30, 2021, no preference shares were issued and outstanding. The holders of our common shares are entitled to one vote per share.

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

Dividend Policy

We began paying a regular quarterly cash dividend in the first quarter of 2020 to all of our common shareholders of record (except for common shares held by the Markit Group Holdings Limited Employee Benefit Trust, which has, subject to certain limited exceptions, waived its right to receive dividends). We paid $0.17 per share for each quarter in 2020, and we paid $0.20 per share for each quarter in 2021.

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

On January 17, 2022, our Board of Directors declared a quarterly cash dividend in an amount of $0.20 per common share, to be paid on February 11, 2022 to common shareholders of record as of the close of trading on January 28, 2022 (except for common shares held by the Markit Group Holdings Limited Employee Benefit Trust, which has, subject to certain limited exceptions, waived its right to receive dividends).

The Transfer Agent and Registrar for our common shares is Computershare Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of November 30, 2021, the last day of fiscal year 2021, with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions) ( a )		Weighted-average exercise price of outstanding options, warrants, and rights ( b )		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) ( c )
Equity compensation plans approved by security holders	6.7	(1)	$27.47	(2)	13.3	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	6.7		N/A		13.3
(1) Includes (a) 0.1 million stock options, (b) 4.0 million restricted share units and 1.2 million performance share units at target performance levels that were issued with no exercise price or other consideration, (c) 1.2 million shares reserved for issuance if maximum performance on performance share units is met, and (d) 0.2 million deferred share units payable to non-employee directors upon their termination of service.

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

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchases during the three months ended November 30, 2021. See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17” in Part II of this Form 10-K for information regarding our stock repurchase programs.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
September 1 - September 30, 2021:
Employee transactions (1)	32,383	$123.39	N/A	N/A
October 1 - October 31, 2021:
Employee transactions (1)	19,548	$123.88	N/A	N/A
November 1 - November 30, 2021:
Employee transactions (1)	438	$124.72	N/A	N/A
Total share repurchases	52,369	$123.58	—

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

(2) In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This October 2019 share repurchase program did not obligate us to repurchase any set dollar amount or number of shares and could have been modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we were authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. The share repurchase program expired on November 30, 2021.

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

The graph assumes a $100 cash investment on November 30, 2016 and the reinvestment of all dividends, where applicable. This graph is not indicative of future financial performance.

Comparison of Cumulative Total Return Among IHS Markit, S&P 500 Index, and Peer Group

400
350
300
250
200
150
100
50
Dollars
11/30/16
11/30/17
11/30/18
11/30/19
11/30/20
11/30/21
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

United Kingdom Taxation

General

The following is a description of the material U.K. tax consequences of an investment in our common shares. It is intended only as a general guide to the position under current U.K. tax law and what is understood to be the current published practice of HMRC and may not apply to certain classes of investors, such as dealers in securities, persons who acquire (or are deemed to acquire) their securities by reason of an office or employment, insurance companies, and collective investment schemes. It is written on the basis that IHS Markit Ltd does not derive 75% or more of its qualifying asset value, directly or indirectly, from U.K. land. Rates of tax, thresholds, and allowances are given for the U.K. tax year 2021-22. Any person who is in doubt as to his tax position is strongly recommended to consult his own professional tax adviser. To the extent this description applies to U.K. residents and, if individuals, domiciled shareholders, it applies only to those shareholders who beneficially hold their shares as an investment (unless expressly stated otherwise) and hold less than 5 percent of the shares. This description does not apply to shareholders to whom split-year treatment applies.

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

U.K. resident shareholders

Individuals resident in the United Kingdom for taxation purposes will pay no tax on the first £2,000 of dividend income received in a tax year (the “nil rate amount”). The rates of income tax on dividends received above the nil rate amount for the 2021-22 tax year are: (a) 7.5 percent for dividends taxed in the basic rate band; (b) 32.5 percent for dividends taxed in the higher rate band; and (c) 38.1 percent for dividends taxed in the additional rate band. The government has announced that, for the 2022-23 and subsequent tax years, these rates will rise by 1.25 per cent (so to 8.75 percent, 33.75 percent and 39.35 percent, respectively). Dividend income that is within the nil rate amount counts towards an individual’s basic or higher rate limits. In calculating into which tax band any dividend income over the nil rate amount falls, dividend income is treated as the highest part of an individual’s income.

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

Taxation of capital gains

U.K. resident shareholders

A disposal of common shares by an individual shareholder who is (at any time in the relevant U.K. tax year) resident in the United Kingdom for tax purposes, may give rise to a chargeable gain or an allowable loss for the purposes of U.K. taxation of chargeable gains, depending on the shareholder’s circumstances and subject to any allowable deductions and any available exemption or relief including the annual exempt amount (being £12,300 for 2021-22). Capital gains tax is charged on chargeable gains at a rate of 10 percent or 20 percent (or a combination of both rates) depending on whether the individual is a basic rate taxpayer or a higher or additional rate taxpayer.

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

ISA

The common shares are eligible for inclusion in the stocks and shares component of an ISA, subject, where applicable, to the annual subscription limits for new investments into an ISA (for the tax year 2021-22, this is £20,000). Sums received by a shareholder on a disposal of common shares will not count towards the shareholder’s annual limit, but a disposal of common shares held in an ISA will not serve to make available again any part of the annual subscription limit that has already been used by the shareholder in that tax year.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and operating results should be read in conjunction with other information and disclosures elsewhere in this Form 10-K, including our consolidated financial statements and accompanying notes, as well as “Website and Social Media Disclosure.” The following discussion includes forward-looking statements as described in “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-K. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under “Item 1A. Risk Factors” in this Form 10-K.

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
•Resources, which includes our Upstream and Downstream product offerings; and
•Consolidated Markets & Solutions, which includes our Product Design, Economics & Country Risk, and TMT benchmarking product offerings (until we divested our TMT offerings in December 2021).

Our recurring revenue streams represented approximately 87 percent of our total revenue in 2021. Our recurring revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

During 2021, we focused our efforts on increasing revenue and Adjusted EBITDA profit margin, innovating and developing new product offerings, and responding effectively to the COVID-19 pandemic, including the following results and activities:

•Our total organic revenue increased 9 percent, as our recurring and non-recurring revenue streams recovered from the COVID-19 pandemic effects on our 2020 revenue.
•Our Adjusted EBITDA profit margin increased by 80 basis points, primarily as a result of improved revenue growth that allows us to leverage our cost base.
•We continued to introduce or enhance many of our product offerings, including our IHS Markit Data Lake.
•We contributed our MarkitSERV derivatives processing business to OSTTRA, a new 50/50 corporate joint venture with CME Group, in September 2021.
•We increased our quarterly dividend from $0.17 per share in 2020 to $0.20 per share in 2021.

For 2022, we expect to focus our efforts on the following actions:

•Closing the merger with S&P Global Inc. and integration activities.

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

•Improve efficiency, productivity, and financial strength. We are striving to strengthen our operational excellence by consistently improving productivity and efficiency, particularly as we work through the effects of the COVID-19 pandemic. We also continue to build on our strong financial foundation, balancing capital allocation between returning capital to shareholders (targeting an annual capital return of 50 to 75 percent of our annual capital capacity through share repurchases and cash dividends) and completing mergers and acquisitions, focused primarily on targeted transactions in our core end markets that will allow us to continue to build out our strategic position. The merger agreement restricts our ability to purchase our shares and therefore our share repurchase program, which had been suspended during 2021, expired on November 30, 2021, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation; consequently, our cash balance is higher than we would typically strive to maintain.

On November 29, 2020, we, S&P Global Inc., a New York corporation (“S&P Global”), and Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of S&P Global (“Merger Sub”), entered into an agreement and plan of merger, which was subsequently amended on January 20, 2021, pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, direct subsidiary of S&P Global (the “merger”). The merger intends to bring together a unique portfolio of highly complementary assets, as well as innovation and technology capability to accelerate growth and enhance value creation. At the completion of the merger, each IHS Markit share that is issued and outstanding (other than dissenting shares and shares held by IHS Markit in treasury) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock, and, if applicable, cash in lieu of fractional shares, without interest, and less any applicable withholding taxes. If the merger is completed, IHS Markit shares will cease to be listed on the New York Stock Exchange and IHS Markit shares will be deregistered under the Securities Exchange Act. The merger was approved by IHS Markit and S&P Global shareholders on March 11, 2021, but is still subject to antitrust and regulatory approval requirements, as well as other customary closing conditions. As a result of regulatory feedback, we decided to sell our Oil Price Information Services; Coal, Metals and Mining; and Petrochem Wire businesses (collectively, the “OPIS group”) and have entered into an agreement to sell the OPIS group to News Corp for approximately $1.15 billion in cash. We also decided to sell our Base Chemicals business in response to regulatory feedback and in December 2021, we entered into an agreement to sell that business to News Corp for approximately $295 million in cash. The OPIS group sale is expected to be completed at the close of the merger between IHS Markit and S&P Global, and the Base Chemicals business sale is expected to be completed shortly thereafter. We currently anticipate closing the merger with S&P Global during the calendar first quarter of 2022.

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

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by securities analysts, investors, and other interested parties to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring and impairment charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of equity-method investments and noncontrolling interests, and discontinued operations).

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

Stock-based compensation expense. We issue equity awards to our employees primarily in the form of restricted stock units and performance stock units, for which we record cost over the respective vesting periods. The typical vesting period is three years. As of November 30, 2021, we had approximately 6.0 million unvested RSUs.

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

Revenue Recognition. Most of our offerings are provided under agreements containing standard terms and conditions. Approximately 87 percent of our 2021 revenue was derived from recurring revenue arrangements, which generally are initially deferred and then recognized ratably over the contract term. These recurring revenue arrangements typically do not require any significant judgments about when revenue should be recognized.

A limited number of recurring revenue arrangements and certain non-recurring revenue arrangements contain multiple performance obligations. We apply judgment in identifying the separate performance obligations to be delivered under the arrangement and allocating the transaction price based on the estimated standalone selling price of each performance obligation.

Business Combinations. We apply the purchase method of accounting to our business combinations. All of the assets acquired, liabilities assumed, and contingent consideration are allocated based on their estimated fair values. Fair value determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and expected business performance. There are also different valuation models and inputs for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition, the mix of intangible assets acquired, and expected business performance, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates. In 2021, 2020, and 2019, we recorded approximately $42.1 million, $3.7 million, and $61.5 million, respectively, of intangible assets associated with business combinations.

The structure of certain business combinations may also require the application of significant assumptions and estimates. For example, in 2017, we acquired 78 percent of automotiveMastermind (“aM”); in exchange for the remaining 22 percent, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. The acquisition of these interests over the five years post-acquisition is based on put/call provisions that tie the valuation to the underlying adjusted EBITDA performance of aM. Since the purchase of these interests requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We had preliminarily estimated a range of $200 million to $225 million of unrecognized compensation expense related to this transaction, to be recognized over a weighted-average remaining recognition period of approximately four years. In November 2019, the option holders exercised 62.5 percent of their remaining 22 percent for $76 million, which was paid in December 2019, and we estimated the compensation expense associated with the remaining equity interests to be approximately $70 to $75 million. In subsequent periods during 2020 and 2021, upon reassessment of near-term financial expectations and their impact on the earn-out calculations, we further reduced our estimated compensation expense range for the remaining equity interests to $55 million to $60 million. As of November 30, 2021, approximately $47 million of compensation expense has been recognized, with the remaining amount to be recognized through September 2022. We will acquire the remaining 8 percent of aM no later than December 2022 based on an earn-out mechanic tied to preceding year Adjusted EBITDA performance.

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

As of November 30, 2021 and 2020, we had approximately $3.0 billion and $3.8 billion, respectively, of finite-lived intangible assets. For finite-lived intangible assets, we review the carrying amount at least annually to determine whether current events or circumstances indicate a triggering event which could require an adjustment to the carrying amount. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value.

As of November 30, 2021 and 2020, we had approximately $9.4 billion and $9.9 billion, respectively, of goodwill. For goodwill, we use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that goodwill has been impaired. In 2021, we used a qualitative analysis for each reporting unit in determining that no impairment indicators were present. In 2020, we used a quantitative analysis in evaluating each of our reporting units, determining that we had a material excess of fair value over carrying value for each reporting unit. Our qualitative and quantitative analyses require a number of significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. The use of different estimates or assumptions could result in significantly different fair values for our goodwill and other intangible assets.

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

Results of Operations

Total Revenue

Total revenue for 2021 increased 9 percent compared to the same period of 2020. Total revenue for 2020 decreased 3 percent compared to the same period of 2019. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2021 to 2020 and 2020 to 2019.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2021 vs. 2020	9%	(1)%	1%
2020 vs. 2019	(1)%	(2)%	—%

Organic revenue growth for 2021, compared to 2020, was led by strong performance in the Transportation segment as the economic environment continues to recover from the COVID-19 pandemic. Financial Services segment organic revenue growth was strong as well. We experienced negative organic revenue growth in the Resources segment for 2021, but organic revenue growth turned positive in the fourth quarter of 2021. CMS segment organic revenue growth accelerated in the fourth quarter of 2021, as well as benefiting from Boiler Pressure Vessel Code (“BPVC”) sales associated with the BPVC release in the third quarter of 2021.

Organic revenue growth in Financial Services for 2020, compared to 2019, was more than offset by either flat or negative organic revenue growth in the Resources, Transportation, and CMS segments, primarily due to the economic environment impacting Resources Upstream product offerings, the cancellations of Resources and Transportation events in the second quarter of 2020, and the off-year cycle of the BPVC biennial release. Additionally, our dealer-facing products in the Transportation segment were most negatively impacted in the second quarter of 2020, with recovery beginning in the third and fourth quarters of 2020.

The acquisition-related revenue decline for 2021 was primarily due to the divestiture of the Financial Services MarkitSERV business line to the OSTTRA joint venture on September 1, 2021. The acquisition-related revenue decline for 2020 was primarily due to the A&D business line divestiture that we completed at the beginning of 2020 and the TMT market intelligence assets divestiture in the third quarter of 2019, partially offset by the Agribusiness acquisition in the third quarter of 2019.

Foreign currency movements had a slightly positive effect on our 2021 revenue growth and a minimal effect on our 2020 revenue growth. Due to the extent of our global operations, foreign currency movements could continue to positively or negatively affect our results in the future.

Revenue by Segment

	Year ended November 30,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Revenue:
Financial Services	$1,940.7	$1,784.0	$1,701.5	9%	5%
Transportation	1,354.4	1,151.6	1,246.1	18%	(8)%
Resources	846.5	863.1	933.8	(2)%	(8)%
CMS	516.5	489.1	533.2	6%	(8)%
Total revenue	$4,658.1	$4,287.8	$4,414.6	9%	(3)%

As a percent of total revenue:
Financial Services	42%	42%	39%
Transportation	29%	27%	28%
Resources	18%	20%	21%
CMS	11%	11%	12%

The percentage change in revenue for each segment is due to the factors described in the following table.

	2021 vs. 2020			2020 vs. 2019
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Financial Services revenue	10%	(2)%	1%	5%	—%	—%
Transportation revenue	16%	—%	1%	(2)%	(6)%	—%
Resources revenue	(2)%	—%	—%	(9)%	1%	—%
CMS revenue	5%	(1)%	1%	—%	(8)%	—%

Financial Services revenue experienced broad-based organic growth in both 2021 and 2020. Within our Information product offerings, we experienced 7 percent organic revenue growth in 2021 and 5 percent organic revenue growth in 2020, primarily due to continued strong demand for our pricing, reference data, and valuation offerings, as well as continued growth in our equities regulatory reporting and trading analytics platforms. Solutions organic revenue growth of 13 percent in 2021 benefited from robust market activity in equities and loan markets, combined with a broad-based rebound of investment by our customers in our software solutions and our corporate actions and regulatory and compliance offerings. Solutions organic revenue growth of 5 percent in 2020 was due to strength in global and private capital markets offerings, as well as in corporate actions offerings. Processing organic revenue growth of 9 percent for 2021 was driven by steady market activity in loan markets, partially offset by decreased derivative processing activity. Processing organic revenue growth of 2 percent in 2020 was primarily due to solid derivative processing activity in the second quarter of 2020 resulting from increased market volatility during that period.

Transportation revenue experienced very strong organic revenue growth in 2021. The dealer-facing portion of our automotive offerings experienced strong growth across CARFAX and automotiveMastermind, as we built back from the effects of the pandemic in 2020. Other parts of our automotive offerings, such as products supporting OEMs, parts manufacturers, and banking and insurance clients contributed organic revenue growth, albeit at a more stable pace. The Transportation organic revenue decline for 2020 was due to the onset of the COVID-19 pandemic in the second quarter of 2020. Revenue from the dealer-facing portion of our automotive offerings in the second quarter of 2020 was negatively impacted by our temporary price relief for dealer customers, a pause in new sales activity, and cancellations from financially distressed customers. Non-recurring Transportation organic revenue for 2020 declined significantly, primarily reflecting lower recall and marketing revenues. Our automotive product offerings continue to provide the largest contribution to Transportation revenue, and our diversification in used and new car product offerings allows for balanced opportunities for growth.

Resources revenue declined slightly organically in 2021, with our Upstream product offerings continuing to be negatively impacted by constrained industry capital expenditure spend. The Upstream declines have been partially offset by the return of our CERAWeek energy conference, which we held virtually in March 2021, and organic growth from our Downstream offerings. The pronounced Resources organic revenue decline for 2020 was primarily a result of the COVID-19 pandemic, which resulted in significant pressure on the Upstream portion of our Resources revenue and the cancellation of our annual CERAWeek event in March 2020. Our Resources annual contract value (“ACV”), which represents the annualized value of recurring revenue contracts, increased $14 million during 2021, compared to a $74 million decrease during 2020.

CMS revenue experienced organic growth largely due to recurring revenue improvements in our Product Design offerings, as well as sales associated with the biennial release of the BPVC in the third quarter of 2021. CMS organic revenue growth for 2020 was flat compared to 2019, with recurring revenue improvements in Product Design offerings offset by the off-year cycle of the BPVC biennial release. The acquisitive revenue decline in 2020 was due to the TMT market intelligence assets divestiture.

Revenue by Transaction Type

	Year ended November 30,			% Change 2021 vs. 2020		% Change 2020 vs. 2019
(In millions, except percentages)	2021	2020	2019	Total	Organic	Total	Organic
Revenue:
Recurring fixed	$3,395.7	$3,165.2	$3,162.4	7%	7%	—%	2%
Recurring variable	669.9	616.3	572.9	9%	12%	8%	7%
Non-recurring	592.5	506.3	679.3	17%	16%	(25)%	(21)%
Total revenue	$4,658.1	$4,287.8	$4,414.6	9%	9%	(3)%	(1)%

As a percent of total revenue:
Recurring fixed	73%	74%	72%
Recurring variable	14%	14%	13%
Non-recurring	13%	12%	15%

The recurring-based business represented 87 percent of total revenue in 2021, compared to 88 percent and 85 percent of total revenue in 2020 and 2019, respectively. Recurring revenue represents a steady and predictable source of revenue for us.

Recurring fixed revenue increased 7 percent and 2 percent organically for 2021 and 2020, respectively. Transportation recurring revenue increased 18 percent organically in 2021, compared to 3 percent in 2020, when growth was negatively affected by the effects of the COVID-19 pandemic. Financial Services offerings provided continued solid growth in 2021, with recurring fixed organic growth at 7 percent, compared to 6 percent in 2020. Resources recurring offerings declined 6 percent organically in 2021, compared to 3 percent in 2020, largely due to the effects of the COVID-19 pandemic on our customer base. CMS recurring offerings increased 4 percent in 2021, compared to 2 percent in 2020. Recurring variable revenue was comprised entirely of Financial Services revenue for all periods, and grew 12 percent organically in 2021 and 7 percent organically in 2020.

Non-recurring organic revenue increases for 2021 were primarily driven by strength in our Financial Services Solutions offerings, more normal activity in our Transportation offerings, the return of our annual conference events, and the BPVC release. Non-recurring revenue decreased 21 percent organically in 2020, due primarily to the COVID-19 pandemic that led to the cancellation of our large customer events in the second quarter of 2020, lower OEM activity within our Transportation segment, and lower energy consulting revenue, as well as a difficult year-over-year comparison in Financial Services and the off-year cycle of the BPVC biennial release.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Year ended November 30,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Operating expenses:
Cost of revenue	$1,708.3	$1,590.0	$1,657.0	7%	(4)%
SG&A expense	1,181.0	1,128.0	1,197.9	5%	(6)%
Total cost of revenue and SG&A expense	$2,889.3	$2,718.0	$2,854.9	6%	(5)%

Depreciation and amortization expense	$586.5	$591.6	$573.1	(1)%	3%

As a percent of revenue:
Total cost of revenue and SG&A expense	62%	63%	65%
Depreciation and amortization expense	13%	14%	13%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries and benefits, facilities, IT) rather than by income statement classification. The decrease in absolute total cost of revenue and SG&A expense in 2020 was primarily due to the execution of cost reduction activities we put in place at the onset of the COVID-19 pandemic, with the 2021 increase in absolute total cost of revenue and SG&A returning to more normal levels as revenue improved. As a percent of revenue, cost of revenue and SG&A expense have been steadily decreasing, primarily because of the ongoing cost management and rationalization efforts associated with acquisition integration, as well as the incremental cost reduction efforts in 2020 to mitigate the effects of the COVID-19 pandemic, which cost reduction continued into 2021.

Within our cost of revenue and SG&A expense, stock-based compensation expense as a percentage of revenue was 5 percent, 6 percent, and 5 percent, respectively, for the years ended November 30, 2021, 2020, and 2019. The higher stock-based compensation percentage in 2020 was largely due to our higher share price, related employer tax impacts associated with the exercise of stock options, and accelerations for employees impacted by cost reduction activities.

Depreciation and Amortization Expense

Depreciation expense has been increasing primarily as a result of increases in capital expenditures for our various infrastructure and software development investments, while amortization expense has leveled off or decreased recently, as our last significant acquisition was in 2018.

Restructuring and Impairment Charges

Please refer to Note 11 to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of costs associated with our cost-reduction initiatives. In 2021, 2020, and 2019, we incurred approximately $31.4 million, $161.1 million, and $17.3 million, respectively, of direct and incremental costs associated with restructuring and impairment charges. The 2020 charges included employee severance and the abandonment or partial abandonment of various office locations around the world in response to the COVID-19 pandemic, which continued into 2021.

Acquisition-Related Costs

Please refer to Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of our acquisition- and divestiture-related cost activities. In 2021, 2020, and 2019, we incurred $125.8 million, $45.3 million, and $70.3 million, respectively, of costs associated with acquisitions and divestitures, including employee severance charges and retention costs, contract termination costs for facility consolidations (prior to the adoption of ASC Topic 842), Synaps litigation settlement costs (in 2021), legal and professional fees, and compensation costs of $10.4 million in 2021, $6.9 million in 2020, and $41.5 million in 2019, related to the performance awards granted in connection with the purchase of aM. We expect to incur an additional $8 to $13 million of acquisition-related costs related to the aM performance awards over the next 12 months.

Other Income, Net

Other income for 2021 includes an approximate $489 million gain on the divestiture of our MarkitSERV business line, with the remaining gain on sale coming from a small product-offering divestiture in November 2021. Other income for 2020 includes an approximate $377 million gain on sale of our Aerospace & Defense business line, and other income for 2019 includes an approximate $112 million gain on the sale of the majority of our Technology, Media & Telecom market intelligence assets portfolio.

Segment Adjusted EBITDA

	Year ended November 30,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Adjusted EBITDA:
Financial Services	$962.0	$886.1	$786.2	9%	13%
Transportation	645.0	514.7	520.9	25%	(1)%
Resources	339.5	357.3	403.5	(5)%	(11)%
CMS	130.8	126.5	121.1	3%	4%
Shared services	(47.0)	(47.9)	(52.8)	(2)%	(9)%
Total Adjusted EBITDA	$2,030.3	$1,836.7	$1,778.9	11%	3%

As a percent of segment revenue:
Financial Services	49.6%	49.7%	46.2%
Transportation	47.6%	44.7%	41.8%
Resources	40.1%	41.4%	43.2%
CMS	25.3%	25.9%	22.7%

Total Adjusted EBITDA for 2021 increased primarily due to strong Transportation and Financial Services revenue performance, as well as our cost containment efforts in the current COVID-19 pandemic environment, which containment efforts continued in 2021. We continue to focus our efforts on organic revenue growth and cost management to improve overall margins. Financial Services segment Adjusted EBITDA was largely flat, reflecting increased organic revenue growth, offset by increased investment in segment product offerings. The increase in Adjusted EBITDA for the Transportation segment was primarily due to organic revenue growth, which improved substantially compared to the prior year, when it was negatively impacted by the pandemic. Resources Adjusted EBITDA and associated margin decreased due to the organic revenue decline as a result of the COVID-19 pandemic, and CMS Adjusted EBITDA and margin declined slightly due to lower margins associated with BPVC sales, as well as product offering mix shift.

Total Adjusted EBITDA for 2020 increased primarily because of the leverage in our business model and cost reduction efforts, partially offset by the sale of our A&D business line and the impact of the COVID-19 pandemic and the associated economic disruption on our revenue growth. Financial Services segment Adjusted EBITDA and associated margin increased because of organic revenue growth, favorable product mix, and cost management activities related to the pandemic. Transportation segment Adjusted EBITDA was lower due to the negative organic revenue growth in 2020 as a result of the COVID-19 pandemic, as well as the first quarter 2020 divestiture of the A&D business line; however, Transportation Adjusted EBITDA margin increased as we carefully managed costs in a lower revenue environment. Resources Adjusted EBITDA and associated margin decreased due to the slowdown in organic revenue growth as a result of the COVID-19 pandemic.

Provision for Income Taxes

Our effective tax rate for continuing operations for the year ended November 30, 2021 was 10.1 percent, compared to 1.5 percent in 2020 and 32.7 percent in 2019.

The increase in our tax rate for 2021, compared to 2020, is primarily due to a decrease in excess tax benefits on stock-based compensation of approximately $68 million, partially offset by the tax-efficient divestiture of the MarkitSERV business line (U.K. share sales are exempt from tax) and an increase in the R&D tax credit.

The decrease in our tax rate for 2020, compared to 2019, is primarily due to an increase in excess tax benefits on stock-based compensation of approximately $51 million and the tax-efficient divestiture of the A&D business line (U.K. share sales are exempt from tax), partially offset by U.S. minimum tax and a U.K. tax rate change.

Please refer to Note 13 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information about our income taxes.

EBITDA and Adjusted EBITDA (non-GAAP measure)

	Year ended November 30,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
(In millions, except percentages)	2021	2020	2019

Net income attributable to IHS Markit Ltd.	$1,206.8	$870.7	$502.7	39%	73%
Interest income	(0.3)	(1.0)	(1.9)
Interest expense	220.2	236.6	259.7
Provision (benefit) for income taxes	135.3	13.3	242.6
Depreciation	224.8	217.5	196.1
Amortization	361.7	374.1	377.0
EBITDA	$2,148.5	$1,711.2	$1,576.2	26%	9%
Stock-based compensation expense	226.9	265.7	223.8
Restructuring and impairment charges	31.4	161.1	17.3
Acquisition-related costs	115.4	38.4	28.8
Acquisition-related performance compensation	10.4	6.9	41.5
Loss on debt extinguishment	—	—	7.0
Gain on sale of assets	(534.6)	(377.3)	(115.3)
Pension mark-to-market and settlement expense	—	31.2	1.8
Adjusted EBITDA impacts from equity-method investments and noncontrolling interests	32.3	(0.5)	(2.2)
Adjusted EBITDA	$2,030.3	$1,836.7	$1,778.9	11%	3%
Adjusted EBITDA as a percentage of revenue	43.6%	42.8%	40.3%

As a percentage of revenue, Adjusted EBITDA increased 80 basis points in 2021 and 250 basis points in 2020. The 2021 increase was primarily due to organic revenue growth without proportionate growth in expense as we continued to focus on cost management activities as a result of COVID-19 and the current economic environment. The 2020 increase was primarily due to cost reduction efforts to moderate the negative impact of revenue declines from COVID-19 and the economic environment.

Financial Condition

(In millions, except percentages)	As of November 30, 2021	As of November 30, 2020	Dollar change	Percent change
Accounts receivable, net	$906.5	$891.7	$14.8	2%
Accrued compensation	$250.6	$206.1	$44.5	22%
Deferred revenue	$929.7	$886.2	$43.5	5%

The increase in accrued compensation is primarily due to a higher current year accrual for employee bonuses due to improved financial results in 2021 after a difficult 2020. The deferred revenue increase was primarily due to year-over-year organic revenue growth.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated by operating activities, cash and cash equivalents on the balance sheet, and amounts available under a revolving credit facility. As of November 30, 2021, we had cash and cash equivalents of $293 million. In 2021, we generated nearly $1.5 billion in net cash from operating activities. As of November 30, 2021, we had approximately $1.3 billion available under our revolving credit facility.

We had approximately $4.65 billion of debt as of November 30, 2021, consisting almost entirely of senior notes. See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10” in Part II of this Form 10-K for additional information about our debt obligations, including maturity dates, interest rates, and other terms and conditions. In 2022, approximately $748.2 million of our senior notes will come due. We paid approximately $212.4 million in interest during 2021, and we anticipate paying slightly less in interest in 2022. Our interest expense decreased in 2021 and 2020, primarily due to lower floating interest rates and decreased borrowings on our revolving facility debt. Subject to certain exceptions, the merger agreement with S&P Global restricts our ability to borrow more than $500 million in the aggregate without the prior consent of S&P Global.

On November 16, 2021, S&P Global announced that, in connection with the merger, S&P Global Market Intelligence Inc. (“Market Intelligence”), a wholly owned subsidiary of S&P Global, commenced (i) offers to exchange (collectively, the “Exchange Offers”) any and all outstanding notes (the “IHS Markit Notes”) issued by IHS Markit for up to $4,642,848,000 aggregate principal amount of new notes to be issued by S&P Global and cash and (ii) the related solicitations of consents (collectively, the “Consent Solicitations”) to adopt the Amendments (as defined below) in each of the IHS Markit Indentures (as defined below) governing the IHS Markit Notes. On December 1, 2021, S&P Global announced that the requisite number of consents have been received to adopt the Amendments with respect to all outstanding series of IHS Markit Notes, which results were based on early tenders in the Exchange Offers and Consent Solicitations. Following the receipt of the requisite consents, on November 30, 2021, IHS Markit entered into supplemental indentures (the “Supplemental Indentures”) relating to each of (i) the senior notes indenture, dated as of July 28, 2016, among IHS Markit, the guarantors party thereto and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (in such capacity, the “Trustee”), (ii) the senior notes indenture, dated as of February 9, 2017, among IHS Markit, the guarantors party thereto and the Trustee, (iii) the senior notes indenture, dated as of December 1, 2017, among IHS Markit, the guarantors party thereto and the Trustee and (iv) the senior indenture, dated as of July 23, 2018, between IHS Markit and the Trustee (collectively, the “IHS Markit Indentures”) governing the IHS Markit Notes. The proposed amendments (the “Amendments”) contained in the Supplemental Indentures amend the IHS Markit Indentures to, among other things, eliminate from each IHS Markit Indenture (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default”, (iii) the SEC reporting covenant, (iv) the restrictions on IHS Markit consolidating with or merging into another person or conveying, transferring or leasing all or any of its properties and assets to any person and (v) the obligation to offer to repurchase the IHS Markit Notes upon certain change of control transactions. The Supplemental Indentures provide that the Amendments become effective and binding upon execution and delivery thereof by the parties thereto, but will only become operative upon consummation and settlement of the Exchange Offers, which are conditioned upon, among other things, the consummation of the merger.

Our Board of Directors approved quarterly cash dividends of $0.20 per share during each quarter in 2021 and $0.17 per share during each quarter of 2020, which resulted in approximately $318.6 million and $270.4 million of cash payouts during 2021 and 2020, respectively. Any quarterly dividends paid in 2022 are limited by the merger agreement to $0.20 per share. Please refer to Part II, Item 5 of this Form 10-K for a discussion of our dividend policy.

Our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. The merger agreement with S&P Global restricted our ability to purchase our shares through this program through November 30, 2021. The repurchase program expired on November 30, 2021, and we do not intend to authorize a new share repurchase program due to the pending merger with S&P Global. Please refer to Part II, Item 5 and “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17” in Part II of this Form 10-K for additional information about our share repurchase programs.

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

See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7” in Part II of this Form 10-K for information about our lease obligations, including maturities of operating lease obligations. In 2022, we expect to pay approximately $59.2 million for our operating lease obligations.

We also have material cash requirements for noncancellable purchase commitments and other executory contracts associated with the normal conduct of our business operations. As a result of the pending merger with S&P Global, we have been striving to manage our contract renewal periods to one year in order to minimize potential duplicative costs post-merger. For 2022 through 2026, we anticipate making annual payments of approximately $80-$90 million related to these commitments.

In 2022, we expect to pay cash to acquire the remaining aM equity interests. The amount of cash to be paid is based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Based on our current estimates, we believe that the purchase price for the remaining equity interests will be approximately $55 million to $60 million.

Based on our cash, debt, and cash flow positions, we believe that we will have sufficient liquidity to meet our ongoing working capital and material cash requirements. We do not believe that the merger agreement restrictions related to borrowings, share repurchases, or dividends will impact our liquidity to meet our ongoing working capital and material cash requirements. Our future cash requirements will depend on many factors, including the number and magnitude of future acquisitions, amount of share repurchases and dividends, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We are focused on maintaining higher levels of liquidity and capital structure flexibility, particularly as we anticipate the close of our merger with S&P Global. We maintain a solid balance sheet, investment grade rating, a well-positioned debt maturity ladder, and a strong diversified bank group. We expect to continue to operate within our capital policy target range of 2.0x-3.0x gross leverage.

Cash Flows

	Year ended November 30,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Net cash provided by operating activities	$1,486.2	$1,138.8	$1,251.3	31%	(9)%
Net cash (used in) provided by investing activities	$(598.4)	$205.0	$(271.5)	(392)%	176%
Net cash used in financing activities	$(697.6)	$(1,344.6)	$(958.0)	(48)%	40%

The increase in net cash provided by operating activities in 2021 was primarily due to improved working capital as we began recovering from the effects of the COVID-19 pandemic. In addition, we made various payments in 2020 that did not repeat in 2021: acquisition-related performance compensation associated with the aM acquisition, distributions associated with the settlement of our U.S. and U.K. pension plans, higher payroll tax payments on stock option exercises, and tax payments associated with divestiture activities. The decrease in net cash provided by operating activities in 2020 was primarily due to those same activities that were unique to 2020, as well as cash payments related to restructuring activities and negative impacts on working capital as a result of COVID-19 market conditions.

The decrease in net cash provided by investing activities in 2021 was primarily due to the current year acquisition of Cappitech, investment in Gen II, and incremental cash buy-up for the OSTTRA joint venture and no significant cash divestiture activities in 2021 (the A&D business line was divested in the first quarter of 2020). The increase in net cash provided by investing activities in 2020 was primarily due to the sale of the A&D business line.
The decrease in net cash used in financing activities is primarily due to the decrease in share repurchases in 2021, compared to 2020 (the merger agreement with S&P Global restricted our ability to repurchase our shares in 2021), partially offset by higher proceeds from stock option exercises in 2020 and higher dividend payouts in 2021. The increase in net cash used in financing activities in 2020 is primarily due to the $950 million in share repurchases that we made, as well as our $270 million in dividend payouts.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Year ended November 30,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Net cash provided by operating activities	$1,486.2	$1,138.8	$1,251.3
Payments for acquisition-related performance compensation	—	75.9	—
Capital expenditures on property and equipment	(294.3)	(274.8)	(278.1)
Free cash flow	$1,191.9	$939.9	$973.2	27%	(3)%

The increase in 2021 free cash flow was primarily due to increased operating performance and working capital balances, as well as the absence of one-time pension and tax payments that were paid in the prior year. The payments for acquisition-related performance compensation in 2020 are associated with the exercise of put provisions by aM equity interest holders. The decrease in free cash flow in 2020 was primarily due to distributions associated with the settlement of our U.S. and U.K.

pension plans, cash payments related to restructuring activities, and negative impacts on working capital from COVID-19 market conditions.

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

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased our revenues by approximately $43 million in 2021, had minimal impact on our revenues in 2020, and decreased our revenues by approximately $34 million in 2019. Foreign currency rates did not have a material impact on operating income in any of 2021, 2020, or 2019. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our shareholders’ equity. In 2021, we recorded a cumulative translation loss of $20 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A hypothetical 10 percent change in the currencies that we are primarily exposed to would have impacted our 2021 revenue by approximately $92 million and our 2021 operating income by approximately $39 million. Approximately 80 percent of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

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

Item 8.Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Balance Sheets as of November 30, 2021 and 2020
Consolidated Statements of Operations for the Years Ended November 30, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the Years Ended November 30, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended November 30, 2021, 2020, and 2019
Consolidated Statements of Changes in Equity for the Years Ended November 30, 2021, 2020, and 2019
Notes to Consolidated Financial Statements for the Years Ended November 30, 2021, 2020, and 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of IHS Markit Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IHS Markit Ltd. (the Company) as of November 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended November 30, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 24, 2022 expressed an unqualified opinion thereon.

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

Measurement of the Income Tax Provision

Description of the Matter	As more fully described in Notes 2 and 13 to the consolidated financial statements, the Company operates in domestic and international markets and is subject to tax law in the U.K., U.S. and foreign tax jurisdictions. The income tax provision is based on current enacted tax laws and tax rates of each tax jurisdiction. The Company’s accounting for income taxes involves the application of complex and changing tax regulations in multiple jurisdictions. The Company utilizes judgment in the interpretation of tax regulations as they apply to its tax positions. For the year ended November 30, 2021, income tax expense was $135.3 million.

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
Denver, Colorado
January 24, 2022

IHS MARKIT LTD.
CONSOLIDATED BALANCE SHEETS
(In millions, except for per-share amount)

	As of	As of
	November 30, 2021	November 30, 2020
Assets
Current assets:
Cash and cash equivalents	$293.1	$125.6
Accounts receivable, net	906.5	891.7
Deferred subscription costs	89.6	84.3
Assets held for sale	457.2	—
Other current assets	88.5	131.7
Total current assets	1,834.9	1,233.3
Non-current assets:
Property and equipment, net	706.5	724.8
Operating lease right-of-use assets, net	250.1	296.8
Intangible assets, net	3,021.6	3,846.1
Goodwill	9,380.7	9,908.7
Deferred income taxes	32.7	27.1
Equity-method investments	1,612.8	20.3
Other	74.6	78.1
Total non-current assets	15,079.0	14,901.9
Total assets	$16,913.9	$16,135.2
Liabilities and equity
Current liabilities:
Short-term debt	$747.3	$268.1
Accounts payable	71.7	48.2
Accrued compensation	250.6	206.1
Other accrued expenses	511.9	477.6
Income tax payable	104.5	29.1
Deferred revenue	929.7	886.2
Operating lease liabilities	55.5	63.5
Liabilities held for sale	41.1	—
Total current liabilities	2,712.3	1,978.8
Long-term debt, net	3,899.7	4,641.7
Operating lease liabilities	254.9	297.7
Deferred income taxes	430.0	543.4
Other liabilities	114.6	130.4
Commitments and contingencies
Redeemable noncontrolling interests	13.0	13.8
Shareholders' equity:
Common shares, $0.01 par value, 3,000.0 authorized, 483.7 and 480.4 issued, and 399.0 and 396.5 outstanding at November 30, 2021 and November 30, 2020, respectively	4.8	4.8
Additional paid-in capital	8,022.3	7,830.2
Treasury shares, at cost: 84.7 and 83.9 at November 30, 2021 and November 30, 2020, respectively	(3,134.4)	(3,039.8)
Retained earnings	4,724.4	3,842.1
Accumulated other comprehensive loss	(127.7)	(107.9)
Total shareholders' equity	9,489.4	8,529.4
Total liabilities and equity	$16,913.9	$16,135.2
See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per-share amounts)

	Year ended November 30,
	2021	2020	2019
Revenue	$4,658.1	$4,287.8	$4,414.6
Operating expenses:
Cost of revenue	1,708.3	1,590.0	1,657.0
Selling, general and administrative	1,181.0	1,128.0	1,197.9
Depreciation and amortization	586.5	591.6	573.1
Restructuring and impairment charges	31.4	161.1	17.3
Acquisition-related costs	125.8	45.3	70.3
Other income, net	(536.3)	(378.7)	(104.5)
Total operating expenses	3,096.7	3,137.3	3,411.1
Operating income	1,561.4	1,150.5	1,003.5
Interest income	0.3	1.0	1.9
Interest expense	(220.2)	(236.6)	(259.7)
Net periodic pension and postretirement expense	—	(31.6)	(2.8)
Non-operating expense, net	(219.9)	(267.2)	(260.6)
Income from continuing operations before income taxes and equity in loss of equity method investees	1,341.5	883.3	742.9
Provision for income taxes	(135.3)	(13.3)	(242.6)
Equity in loss of equity-method investees	(0.2)	(0.6)	(0.9)
Net income	$1,206.0	$869.4	$499.4
Net loss attributable to noncontrolling interests	0.8	1.3	3.3
Net income attributable to IHS Markit Ltd.	$1,206.8	$870.7	$502.7

Basic earnings per share attributable to IHS Markit Ltd.	$3.03	$2.19	$1.26
Weighted average shares used in computing basic earnings per share	398.6	396.8	399.5

Diluted earnings per share attributable to IHS Markit Ltd.	$3.01	$2.17	$1.23
Weighted average shares used in computing diluted earnings per share	401.3	401.5	409.2

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended November 30,
	2021	2020	2019
Net income	$1,206.0	$869.4	$499.4
Other comprehensive income (loss), net of tax:
Net hedging activities (1)	—	3.7	(3.2)
Net pension liability adjustment (2)	—	15.6	(5.7)
Foreign currency translation adjustment	(19.8)	134.4	46.2
Total other comprehensive (loss) income	(19.8)	153.7	37.3
Comprehensive income	$1,186.2	$1,023.1	$536.7
Comprehensive loss attributable to noncontrolling interests	0.8	1.3	3.3
Comprehensive income attributable to IHS Markit Ltd.	$1,187.0	$1,024.4	$540.0

(1) Net of tax benefit of $0.3 and $0.7 for the years ended November 30, 2020 and 2019, respectively.
(2) Net of tax benefit (expense) of $(5.0) and $1.7 for the years ended November 30, 2020 and 2019, respectively.

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended November 30,
	2021	2020	2019
Operating activities:
Net income	$1,206.0	$869.4	$499.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	586.5	591.6	573.1
Stock-based compensation expense	226.9	265.7	223.8
Gain on sale of assets, net	(534.6)	(377.3)	(115.3)
Impairment of assets	13.2	33.8	—
Payments for acquisition-related performance compensation	—	(75.9)	—
Net periodic pension and postretirement expense	—	31.6	2.8
Undistributed loss of equity-method investees, net	0.2	0.9	0.4
Pension and postretirement contributions	—	(34.4)	(2.0)
Deferred income taxes	(136.3)	(134.7)	(49.6)
Change in assets and liabilities:
Accounts receivable, net	(68.7)	1.6	(67.9)
Other current assets	15.5	(21.9)	(27.0)
Accounts payable	30.1	(17.3)	15.5
Accrued expenses	(23.1)	11.4	11.9
Income tax	87.3	(41.2)	76.9
Deferred revenue	85.2	5.7	38.8
Other assets and liabilities	(2.0)	29.8	70.5
Net cash provided by operating activities	1,486.2	1,138.8	1,251.3
Investing activities:
Capital expenditures on property and equipment	(294.3)	(274.8)	(278.1)
Acquisitions of businesses, net of cash acquired	(46.9)	(4.7)	(136.5)
Proceeds from sale of assets	48.6	476.6	163.5
Payments to acquire equity investments	(307.8)	(9.1)	(17.2)
Change in other assets	1.8	(1.8)	(1.1)
Settlements of forward contracts	0.2	18.8	(2.1)
Net cash (used in) provided by investing activities	(598.4)	205.0	(271.5)
Financing activities:
Proceeds from borrowings	565.0	861.7	2,631.7
Repayment of borrowings	(832.0)	(1,086.7)	(3,188.9)
Payment of debt issuance costs	—	—	(13.2)
Proceeds from noncontrolling interests	—	—	12.5
Contingent consideration payments	(1.4)	—	(2.2)
Repurchases of common shares	—	(950.0)	(500.0)
Payments related to tax withholding for stock-based compensation	(123.1)	(128.2)	(75.6)
Proceeds from the exercise of employee stock options	12.5	229.0	177.7
Dividends paid	(318.6)	(270.4)	—
Net cash used in financing activities	(697.6)	(1,344.6)	(958.0)
Foreign exchange impact on cash balance	(22.7)	14.9	(30.3)
Net increase (decrease) in cash and cash equivalents	167.5	14.1	(8.5)
Cash and cash equivalents at the beginning of the period	125.6	111.5	120.0
Cash and cash equivalents at the end of the period	$293.1	$125.6	$111.5

See accompanying notes.

IHS MARKIT LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Shares		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Shares	Retained Earnings
Balance at November 30, 2018	397.1	$4.7	$7,680.4	$(2,108.8)	$2,743.1	$(298.9)	$8,020.5	$5.9
Repurchases of common shares	(7.6)	—	—	(500.0)	—	—	(500.0)	—
Share-based award activity	2.1	0.1	(86.5)	217.0	(6.8)	—	123.8	—
Option exercises	6.7	—	175.5	—	—	—	175.5	—
Net income (loss)	—	—	—	—	502.7	—	502.7	(3.3)
Adjustment to opening retained earnings related to adoption of ASC Topic 606	—	—	—	—	56.0	—	56.0	—
Issuance of noncontrolling interests	—	—	—	—	—	—	—	12.5
Other comprehensive income	—	—	—	—	—	37.3	37.3	—
Balance at November 30, 2019	398.3	$4.8	$7,769.4	$(2,391.8)	$3,295.0	$(261.6)	$8,415.8	$15.1
Repurchases of common shares	(13.0)	—	—	(950.0)	—	—	(950.0)	—
Share-based award activity	2.6	—	(168.2)	302.0	(48.1)	—	85.7	—
Option exercises	8.6	—	229.0	—	—	—	229.0	—
Dividends and dividend equivalents	—	—	—	—	(275.5)	—	(275.5)	—
Net income (loss)	—	—	—	—	870.7	—	870.7	(1.3)
Other comprehensive income	—	—	—	—	—	153.7	153.7	—
Balance at November 30, 2020	396.5	$4.8	$7,830.2	$(3,039.8)	$3,842.1	$(107.9)	$8,529.4	$13.8
Share-based award activity	2.2	—	182.7	(94.6)	(0.1)	—	88.0	—
Option exercises	0.3	—	9.4	—	—	—	9.4	—
Dividends and dividend equivalents	—	—	—	—	(324.4)	—	(324.4)	—
Net income (loss)	—	—	—	—	1,206.8	—	1,206.8	(0.8)
Other comprehensive loss	—	—	—	—	—	(19.8)	(19.8)	—
Balance at November 30, 2021	399.0	4.8	8,022.3	(3,134.4)	4,724.4	(127.7)	9,489.4	$13.0
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
•Resources, which includes our Upstream and Downstream product offerings; and
•Consolidated Markets & Solutions, which includes our Product Design, Economics & Country Risk, and TMT benchmarking product offerings (until we divested our TMT offerings in December 2021).

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

2.Significant Accounting Policies

Fiscal Year End
Our fiscal year ends on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2021 means the year ended November 30, 2021.

Consolidation Policy
The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For investments where we are not the majority owner, we evaluate the significance of our influence and apply either the equity method of accounting (for investments where we exercise significant influence) or the measurement alternative (for investments where we do not exercise significant influence).

In May 2017 and again in February 2019, we sold redeemable noncontrolling interests in a small limited liability company we own. The units issued to the noncontrolling interests include put/call options, and we have determined that the noncontrolling interests should be reported as mezzanine equity. The carrying value for these interests as of November 30, 2021 and 2020 approximates fair value.

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

Concentration of Credit Risk
We are exposed to credit risk associated with cash equivalents, foreign currency derivatives, and trade receivables. We do not believe that our cash equivalents or foreign currency derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government, and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for probable credit losses. The allowance is based upon management’s assessment of known credit risks, as well as general industry and economic conditions and our forecasts about the future. Specific accounts receivable are written off upon notification of bankruptcy or once the account is significantly past due and our collection efforts are unsuccessful.

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

We review the carrying amounts of long-lived assets such as property and equipment whenever current events or circumstances indicate their value may be impaired. A long-lived asset with a finite life is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. We exercise judgment in selecting the assumptions used to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Intangible Assets and Goodwill
We account for our business combinations using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired.

Finite-lived intangible assets
Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, as follows:

Customer relationships	5	to	25	years
Developed technology	5	to	15	years
Information databases	5	to	15	years
Trademarks	3	to	15	years
Developed computer software	9	to	10	years
Other	3	to	5	years

We review the carrying amount of finite-lived intangible assets at least annually to determine whether current events or circumstances indicate a triggering event which could require an adjustment to the carrying amount. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value. We did not identify any impairment in the fiscal years ended November 30, 2021, 2020, and 2019.

Goodwill
We review the carrying amount of goodwill at least annually, or more frequently as required, to determine whether current events or circumstances indicate a triggering event that could require an adjustment to the carrying amount. We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We determined that we have five reporting units for 2021. We use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that goodwill has been impaired. For the fiscal year ended November 30, 2021, we used a qualitative analysis in determining that no impairment indicators were present. For the fiscal year ended November 30, 2020, we performed a quantitative analysis and determined that the estimated fair value for each of the five reporting units was significantly in excess of its respective carrying value.

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

Advertising Costs
Production costs are expensed as of the first date that the advertisements take place. Advertising expense was approximately $76.4 million, $59.5 million, and $64.9 million for the years ended November 30, 2021, 2020, and 2019, respectively, and was primarily comprised of advertising for CARFAX.

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

In October 2021, the FASB issued ASU 2021-08, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The standard will be effective for us in the first quarter of our fiscal year 2024, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

The following business combination and divestiture activity took place during the year ended November 30, 2021:

OSTTRA joint venture. In January 2021, we signed an agreement to enter into a 50/50 joint venture arrangement with shared control with CME Group to combine our post-trade services into a new joint venture, OSTTRA. We closed the deal on September 1, 2021, contributing our MarkitSERV business and approximately $113 million in cash to buy up our ownership to 50 percent. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and our MarkitSERV business. The combination is intended to increase operating efficiencies and be better able to service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. In exchange for our MarkitSERV business and our cash contribution, we received an approximate $1.4 billion investment in the OSTTRA joint venture, and we are accounting for this investment using the equity method of accounting. OSTTRA has preliminarily allocated this value to its assets and liabilities, the vast majority of which is goodwill and intangibles. In connection with the transaction, we also recognized a gain of approximately $489 million, reflecting the difference in fair value of the investment received and the book value of the MarkitSERV assets and liabilities that were divested. The gain is included in other income, net, in the consolidated statements of operations. The following table provides the components of the MarkitSERV assets and liabilities (previously included in our Financial Services segment) that were divested (in millions):

Current assets	$29.2
Property and equipment	$73.4
Intangible assets	$391.3
Goodwill	$304.5
Deferred revenue	$(6.4)
Other current liabilities	$(5.8)

OPIS group. In August 2021, we announced an agreement to sell our Oil Price Information Services; Coal, Metals and Mining; and Petrochem Wire businesses (collectively, “OPIS group”) to News Corp in a cash transaction valued at approximately $1.15 billion. The sale is expected to be completed at the close of the merger between IHS Markit and S&P Global. The sale is subject to antitrust and regulatory approval requirements, as well as other customary closing conditions. The following table provides the components of OPIS group assets and liabilities (previously included in our Resources segment) treated as held for sale as of November 30, 2021 (in millions):

Current assets	$23.4
Property and equipment	8.5
Intangible assets	118.5
Goodwill	301.9
Other assets	4.9
Assets held for sale	$457.2
Current liabilities	$(8.2)
Deferred revenue	(31.9)
Other liabilities	(1.0)
Liabilities held for sale	$(41.1)

We also decided to sell our Base Chemicals business in response to regulatory feedback in connection with the merger with S&P Global and in December 2021, we entered into an agreement to sell that business to News Corp for approximately $295 million in cash. The sale of the Base Chemicals business is expected to be completed shortly after the merger between IHS Markit and S&P Global closes.

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

Cappitech. In December 2020, we acquired Cappitech Regulation Ltd., a Tel Aviv-based technology company providing regulatory reporting solutions on behalf of its clients to regulators, trade repositories, and affiliates, allowing customers to efficiently monitor the transaction reporting taking place across multiple jurisdictions. Cappitech’s advanced technology provides a scalable platform that we expect to combine with our other offerings in the Financial Services segment. We acquired Cappitech for upfront consideration of $47 million, net of cash acquired, with an additional earnout based on a three-year performance period, which we currently estimate at $57 million. The earnout liability is recorded within other accrued expenses and other liabilities in the consolidated balance sheets. The purchase price allocation for this acquisition is still preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed.

In November and December 2021, we also completed two small divestitures, including our remaining TMT benchmarking product offerings, as part of our continued portfolio optimization strategy.

During the year ended November 30, 2020, we completed the divestiture of our Aerospace & Defense (“A&D”) business line for approximately $470 million. The A&D assets were previously included in our Transportation segment. We recognized a gain of approximately $372 million on the sale, which is recorded in other income, net. The transaction resulted in the divestiture of the following assets and liabilities, which were classified as held-for-sale as of November 30, 2019 (in millions):

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

During the year ended November 30, 2019, we sold the majority of our Technology, Media & Telecom (“TMT”) market intelligence assets portfolio to Informa plc for approximately $150 million. Prior to the sale, the TMT assets were included in our CMS segment. We recognized a gain of approximately $112 million on the sale, which is recorded in other income, net. The transaction resulted in the divestiture of the following assets and liabilities (in millions):

Current assets	$10.3
Property and equipment	$0.9
Intangible assets	$14.1
Goodwill	$33.4
Current liabilities	$(0.8)
Deferred revenue	$(21.5)

automotiveMastermind equity interests acquisition. In September 2017, we acquired automotiveMastermind (“aM”), a leading provider of predictive analytics and marketing automation software for the automotive industry. We purchased approximately 78 percent of aM at that time for $432 million. In exchange for the remaining 22 percent of aM, we issued equity interests in aM’s immediate parent holding company to aM’s founders and certain employees. We agreed to pay cash to acquire the interests over the next five years based on put/call provisions that tie the valuation to underlying adjusted EBITDA performance of aM. Since the purchase of the remaining 22 percent of the business requires continued service of the founders and employees, we are accounting for the arrangement as compensation expense that is remeasured based on changes in the fair value of the equity interests. We have classified this expense as acquisition-related costs within the consolidated statements of operations and we have classified the associated accrued liability within other accrued expenses (in 2021) or other liabilities (in 2020) in the consolidated balance sheets. In November 2019, the option holders exercised the put provision on 62.5 percent of their remaining 22 percent interest in the business for $75.9 million in cash, which we paid in December 2019. We estimate the compensation expense associated with the remaining equity interests to be approximately $55 to $60 million, of which approximately $47.2 million has been recognized as of November 30, 2021, with the remaining amount to be recognized through September 2022.

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

The following table presents our revenue by transaction type (in millions):

	2021	2020	2019
Recurring fixed revenue	$3,395.7	$3,165.2	$3,162.4
Recurring variable revenue	669.9	616.3	572.9
Non-recurring revenue	592.5	506.3	679.3
Total revenue	$4,658.1	$4,287.8	$4,414.6

Our customer contracts may include multiple performance obligations; for example, we typically sell software licenses with maintenance and other associated services. For these transactions, we recognize revenue based on the estimated standalone selling price to the customer of each performance obligation as each performance obligation is completed.

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Contract assets include unbilled amounts for multi-year customer contracts where payment is not yet due and where services have been provided up-front but have not yet been billed. Contract assets were approximately $52.3 million as of November 30, 2021 and $49.1 million as of November 30, 2020, and are recorded in accounts receivable, net, in the consolidated balance sheets.

Contract liabilities primarily include our obligations to transfer goods or services for which we have received consideration (or an amount of consideration is due) from the customer. We record our contract liabilities as deferred revenue in the consolidated balance sheets. The following table provides a reconciliation of our contract liabilities (in millions):

Balance at November 30, 2019	$879.7
Billings	3,268.1
Revenue recognized	(3,261.6)
Balance at November 30, 2020	$886.2
Billings	3,601.3
Revenue recognized	(3,525.9)
Liabilities held for sale	(31.9)
Balance at November 30, 2021	$929.7

Billings represent amounts that were paid in advance or due from customers. Liabilities held for sale represents the reclassification of contract liabilities associated with the pending OPIS divestiture described in Note 3.

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

5.Accounts Receivable

Our accounts receivable balance consists of the following as of November 30, 2021 and 2020 (in millions):

	2021	2020
Accounts receivable	$933.5	$922.5
Less: Accounts receivable allowance	(27.0)	(30.8)
Accounts receivable, net	$906.5	$891.7

We record an accounts receivable allowance when it is probable that the accounts receivable balance will not be collected. The amounts comprising the allowance are based upon management’s estimates and historical collection trends, as well as forecasts about the future. The activity in our accounts receivable allowance consists of the following for the years ended November 30, 2021, 2020, and 2019, respectively (in millions):

	2021	2020	2019
Balance at beginning of year	$30.8	$25.6	$30.4
Provision for bad debts	11.3	17.1	14.9
Other additions	2.2	5.2	4.6
Write-offs and other deductions	(17.3)	(17.1)	(24.3)
Balance at end of year	$27.0	$30.8	$25.6

6.Property and Equipment

Property and equipment consists of the following as of November 30, 2021 and 2020 (in millions):

	2021	2020
Land, buildings and improvements	$160.8	$171.1
Capitalized software	1,398.1	1,253.3
Computers and office equipment	323.3	388.7
Property and equipment, gross	1,882.2	1,813.1
Less: Accumulated depreciation	(1,175.7)	(1,088.3)
Property and equipment, net	$706.5	$724.8

Depreciation expense was $224.8 million, $217.5 million, and $196.1 million for the years ended November 30, 2021, 2020, and 2019, respectively.

7.Leases

We utilize operating leases for our various workplaces worldwide, and we also utilize operating leases for our data centers. These leases have remaining terms ranging from one to 11 years, many of which include renewal and early termination options. As of November 30, 2021, we have not considered extension and early termination options in our calculation of the right-of-use (“ROU”) assets and lease liabilities because we do not believe that it is reasonably certain that we will exercise those options. We do not have any significant finance leases.

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for our operating leases (in millions):

	Year ended November 30, 2021	Year ended November 30, 2020
Lease cost:
Operating lease cost	$57.4	$68.3
Variable lease cost	$5.5	$6.7

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$66.6	$66.6

As of November 30, 2021 and 2020:
Weighted-average remaining lease term	7.3 years	7.9 years
Weighted-average discount rate	2.0%	1.9%

We incurred operating lease charges of approximately $66.1 million in 2019.

As of November 30, 2021, maturities of operating lease liabilities under non-cancellable arrangements were as follows (in millions):

Year	Amount
2021	$59.2
2022	53.0
2023	46.4
2024	39.1
2025	30.6
Thereafter	105.1
Total future minimum operating lease payments	333.4
Imputed interest	(23.0)
Total operating lease liability	$310.4

8.Intangible Assets

The following table presents details of our acquired intangible assets, other than goodwill (in millions):

	As of November 30, 2021			As of November 30, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,990.4	$(831.7)	$2,158.7	$3,507.0	$(805.1)	$2,701.9
Developed technology	836.3	(315.1)	521.2	965.9	(290.1)	675.8
Information databases	564.0	(403.0)	161.0	597.1	(368.2)	228.9
Trademarks	445.4	(267.6)	177.8	490.2	(258.6)	231.6
Developed computer software	69.2	(68.5)	0.7	68.9	(62.9)	6.0
Other	6.8	(4.6)	2.2	4.1	(2.2)	1.9
Total intangible assets	$4,912.1	$(1,890.5)	$3,021.6	$5,633.2	$(1,787.1)	$3,846.1

Intangible asset amortization expense was $361.7 million, $374.1 million, and $377.0 million for the years ended November 30, 2021, 2020, and 2019, respectively. Estimated future amortization expense related to intangible assets held as of November 30, 2021 is as follows (in millions):

Year	Amount
2022	$326.3
2023	$314.1
2024	$295.5
2025	$266.0
2026	$216.2
Thereafter	$1,603.5

Changes in our goodwill and gross intangible assets from November 30, 2020 to November 30, 2021 were primarily the result of divestiture activity, as well as foreign currency translation effects. The change in net intangible assets was also primarily due to divestiture activity, as well as current year amortization and foreign currency translation effects.

9.Derivatives

Our business is exposed to various market risks, primarily foreign currency risk. We utilize derivative instruments to help us manage this risk. We do not hold or issue derivatives for speculative purposes.

To mitigate our foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other income, net, on the consolidated statements of operations, since we have not designated these contracts as hedges for accounting purposes. We recognized $10.2 million of loss associated with foreign currency forwards for 2021, compared to $22.1 million and $13.3 million of gain associated with foreign currency forwards for 2020 and 2019, respectively. These gains and losses primarily offset transactional gains and losses from underlying foreign currency exposures. The notional amount of our outstanding foreign currency forward contracts was $460.5 million and $342.3 million as of November 30, 2021 and 2020, respectively.

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. As of November 30, 2021 and 2020, we had assets of $0.2 million and $2.5 million, respectively, which were classified within other current assets, and we had liabilities of $10.1 million and $0.4 million, respectively, which were classified within other accrued expenses and other liabilities.

10.Debt

The following table summarizes total indebtedness as of November 30, 2021 and 2020 (in millions):

		November 30, 2021		November 30, 2020
	Maturity Date	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facilities:
2019 revolving facility	November 2024	$—	$—	$17.0	$17.0
2019 credit agreement	April 2021	—	—	250.0	250.0
Senior Unsecured Notes:
5.00% senior notes due 2022	November 1, 2022	748.2	769.5	748.2	802.6
4.125% senior notes due 2023	August 1, 2023	499.5	514.0	499.2	545.2
3.625% senior notes due 2024	May 1, 2024	399.4	413.5	399.3	436.8
4.75% senior notes due 2025	February 15, 2025	807.6	872.7	809.7	916.2
4.00% senior notes due 2026	March 1, 2026	500.0	546.9	500.0	573.9
4.75% senior notes due 2028	August 1, 2028	748.1	868.6	747.9	906.8
4.25% senior notes due 2029	May 1, 2029	969.0	1,074.9	971.4	1,135.5
Debt issuance costs		(29.3)		(38.5)
Finance leases		4.5		5.6
Total debt		$4,647.0		$4,909.8
Current portion		(747.3)		(268.1)
Total long-term debt		$3,899.7		$4,641.7

2019 revolving facility. On November 29, 2019, we entered into a $1.25 billion senior unsecured revolving credit agreement (“2019 revolving facility”). Subject to certain conditions, the 2019 revolving facility may be expanded by up to an aggregate of $750 million in additional commitments. Borrowings under the 2019 revolving facility mature in November 2024. The interest rates for borrowings under the 2019 revolving facility are the applicable LIBOR plus a spread of 1.00 percent to 1.625 percent, depending upon our corporate credit rating. A commitment fee on any unused balance is payable periodically and ranges from 0.10 percent to 0.25 percent based upon our corporate credit rating. We had approximately $0.5 million of outstanding letters of credit under the 2019 revolving facility as of November 30, 2021, which reduced the available borrowing under the facility by an equivalent amount.

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

As of November 30, 2021, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled loan payments and intended repayments on our revolving facility based on expected cash availability over the next 12 months.

The carrying value of our variable rate debt instruments approximate their fair value because of the variable interest rates associated with those instruments. The fair values of the senior notes were measured using observable inputs in markets that are not active; consequently, we have classified those notes within Level 2 of the fair value hierarchy.

Maturities of outstanding borrowings under the revolving facility, credit agreement, and senior notes as of November 30, 2021 are as follows (in millions):

Year	Amount
2022	$748.2
2023	500.0
2024	400.0
2025	800.0
2026	500.0
Thereafter	1,700.0
$4,648.2

11.Restructuring and Impairment Charges

During 2021, in an ongoing effort of our 2020 restructuring program, we continued cost reduction programs and incurred approximately $18.2 million of restructuring charges, comprised primarily of employee severance charges. Approximately $9.0 million of the total charge was recorded in the Financial Services segment, $4.6 million in the Transportation segment, $2.8 million in the Resources segment, and the remaining $1.8 million allocated to shared services.

During 2020, in an effort to moderate the impact of the COVID-19 pandemic on our business, we implemented cost reduction programs and incurred approximately $127.3 million of restructuring charges, comprised primarily of employee severance charges. Approximately $45.2 million of the total charge was allocated to shared services, with $30.3 million of the charge recorded in the Resources segment, $22.2 million in the Financial Services segment, $21.0 million in the Transportation segment, and the remainder in the CMS segment. The following table provides a reconciliation of the restructuring liability, recorded in other accrued expenses, as of November 30, 2021 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination and Other Costs	Total
Balance at November 30, 2019	$2.9	$0.8	$3.7
Add: Restructuring costs incurred	103.0	24.3	127.3
Less: Amount paid	(51.6)	(14.3)	(65.9)
Balance at November 30, 2020	$54.3	$10.8	$65.1
Add: Restructuring costs incurred	16.1	2.1	18.2
Less: Amount paid	(62.6)	(4.8)	(67.4)
Balance at November 30, 2021	$7.8	$8.1	$15.9

As of November 30, 2021, approximately $7.9 million of the remaining restructuring liability was in shared services, $2.5 million was in the Resources segment, $2.8 million was in the Financial Services segment, $2.6 million was in the Transportation segment, and the remainder was in the CMS segment.

As part of our effort to moderate the impact of the COVID-19 pandemic, we also evaluated our office facilities to determine where we could exit, consolidate, or otherwise optimize our use of office space throughout the company. For the years ended November 30, 2021 and 2020 respectively, we fully or partially abandoned multiple office locations, recording approximately $13.2 million and $33.8 million of impairment charges (primarily allocated to shared services), in accordance with the impairment provisions of ASC Topic 360.

12.Acquisition-Related Costs

During 2021, we incurred approximately $125.8 million in costs associated with acquisitions, including the Synaps litigation settlement costs described in Note 16, banker, legal, and professional fees, and $10.4 million of performance compensation expense related to the aM acquisition described in Note 3. Approximately $43.3 million of the total charge was allocated to shared services, with $69.9 million of the charge recorded in the Financial Services segment, $10.4 million in the Transportation segment, and the remainder in the CMS segment.

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

During 2019, we incurred approximately $70.3 million in costs associated with acquisitions and divestitures, of which $41.5 million was performance compensation expense related to the aM acquisition described in Note 3, and the remainder was associated with employee severance charges and retention costs, contract termination costs for facility consolidations, and legal and professional fees. Approximately $4.4 million of the total charge was allocated to shared services, with $11.8 million of the charge recorded in the Financial Services segment, $4.5 million in the Resources segment, $48.4 million in the Transportation segment, and $1.2 million in the CMS segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of November 30, 2021 (in millions):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Performance Compensation and Other	Total
Balance at November 30, 2018	$2.5	$16.8	$68.7	$88.0
Add: Costs incurred	4.3	0.4	68.0	72.7
Revision to prior estimates	—	(0.1)	(2.3)	(2.4)
Less: Amount paid	(6.8)	(10.9)	(19.8)	(37.5)
Balance at November 30, 2019	$—	$6.2	$114.6	$120.8
Add: Costs incurred	—	0.3	44.7	45.0
Revision to prior estimates	—	0.5	(0.2)	0.3
Less: ASC Topic 842 adjustment	—	(4.4)	—	(4.4)
Less: Amount paid	—	(1.3)	(92.1)	(93.4)
Balance at November 30, 2020	$—	$1.3	$67.0	$68.3
Add: Costs incurred	—	—	125.4	125.4
Revision to prior estimates	—	0.4	—	0.4
Less: Amount paid	—	(0.4)	(53.1)	(53.5)
Balance at November 30, 2021	$—	$1.3	$139.3	$140.6

As of November 30, 2021, the $140.6 million remaining liability was primarily in the Financial Services and Transportation segments, as well as shared services. Approximately $47.2 million of the remaining liability in the Performance Compensation and Other category is associated with the aM acquisition-related performance compensation liability, and approximately $53.0 million of the remaining liability relates to the litigation settlement costs discussed in Note 16. We expect that substantially all of the remaining acquisition-related costs accrued liability will be paid in 2022.

13.Income Taxes

The amounts of income from continuing operations before income taxes and equity in loss of equity method investees for the years ended November 30, 2021, 2020, and 2019, respectively, is as follows (in millions):

	2021	2020	2019
U.K.	$375.2	$179.4	$(33.7)
U.S.	441.0	109.1	206.1
Foreign	525.3	594.8	570.5
Income from continuing operations before income taxes and equity in loss of equity method investees	$1,341.5	$883.3	$742.9

The provision for income taxes from continuing operations for the years ended November 30, 2021, 2020, and 2019, respectively, is as follows (in millions):

	2021	2020	2019
Current:
U.K.	$48.9	$(14.1)	$52.1
U.S.	163.7	102.7	185.8
Foreign	59.0	59.3	54.3
Total current	271.6	147.9	292.2
Deferred:
U.K.	(111.6)	(44.7)	(70.6)
U.S.	(39.6)	(76.8)	21.5
Foreign	14.9	(13.1)	(0.5)
Total deferred	(136.3)	(134.6)	(49.6)
Provision for income taxes	$135.3	$13.3	$242.6

The following table presents the reconciliation of the provision for income taxes between the U.K. rate and our effective tax rate for the years ended November 30, 2021, 2020, and 2019, respectively (in millions):

	2021	2020	2019
Statutory tax at U.K. rate (19%)	$254.9	$167.8	$141.1
Foreign rate differential	(15.3)	(4.2)	(53.8)
Stock-based compensation	(27.2)	(94.8)	(43.7)
Tax law change	20.6	22.0	179.6
Tax-exempt gain	(95.0)	(63.4)	—
R&D tax credit	(33.5)	(4.6)	(4.5)
Deferred tax	—	(14.1)	—
Valuation allowance	0.6	1.7	4.2
Transaction costs	9.4	4.2	8.7
Uncertain tax positions	9.1	(4.8)	5.4
Other	11.7	3.5	5.6
Provision for income taxes	$135.3	$13.3	$242.6
Effective tax rate expressed as a percentage of pre-tax earnings	10.1%	1.5%	32.7%

The foreign rate differential in the above table is primarily attributable to U.S. and Swiss jurisdictions.

The tax law change for 2021 and 2020 in the above table primarily relates to the tax effect of the U.K. change in tax rate. The tax law change amounts for 2019 in the above table primarily relate to the tax effect of U.S. tax reform enacted in 2018 and subsequent tax regulations issued during 2019, retroactive to 2018, as further described below.

The tax-exempt gain in the above table is attributable to the divestiture of MarkitSERV in 2021 and the A&D business line in 2020. The 2021 R&D tax credit increase reflects benefits attributable to the 2019 through 2021 tax years. In 2021, we engaged an advisor who performed new and additional analysis of our facts related to 2019 through 2021 and identified additional R&D tax credits available to us. The deferred tax impact in 2020 is attributable to intercompany transactions.

We have elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred.

On June 14, 2019, the U.S. Treasury Department and the U.S. Internal Revenue Service released final temporary regulations related to the Tax Cuts and Jobs Act (“TCJA”) foreign dividends received deduction and global intangible low-taxed income (“temporary tax regulations”). The temporary tax regulations contained language that modified certain provisions of the TCJA and previously issued guidance. The temporary tax regulations were effective retroactive to our 2018 tax year and purport to cause certain intercompany transactions we engaged in during 2018 to produce taxable income as “subpart F income” for our U.S. subsidiary.

We have not provided a deferred tax liability on approximately $5.3 billion of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. This amount includes $3.4 billion of U.S. earnings and $1.9 billion of non-U.S. earnings at November 30, 2021. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision has been provided for those earnings. If we were to repatriate those earnings, in the form of dividends or otherwise, we would be subject to income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

The significant components of deferred tax assets and liabilities as of November 30, 2021 and 2020 are as follows (in millions):

	2021	2020
Deferred tax assets:
Deferred stock-based compensation	$49.0	$43.9
Interest carryforward	245.9	211.5
Debt instrument	62.9	—
Loss and other carryforwards	56.3	62.3
Lease liabilities	62.4	67.9
Other	99.9	88.5
Gross deferred tax assets	576.4	474.1
Valuation allowance	(16.4)	(18.0)
Realizable deferred tax assets	560.0	456.1
Deferred tax liabilities:
Property and equipment	(84.9)	(56.7)
Intangible assets	(802.1)	(829.2)
Lease right-of-use assets	(50.4)	(55.9)
Other	(19.9)	(30.6)
Gross deferred tax liabilities	(957.3)	(972.4)
Net deferred tax liability	$(397.3)	$(516.3)

A significant portion of the net deferred tax liability included above relates to the tax effect of the step-up in value of intangible assets as a result of the merger between IHS Inc. and Markit Ltd. In 2021, we completed a restructuring that resulted in a decrease in interest carryforward deferred tax assets and a corresponding increase in debt instrument deferred tax assets.

As of November 30, 2021, we had loss carryforwards for tax purposes totaling approximately $240.4 million, comprising $50.4 million of U.S. net operating loss carryforwards, $79.1 million of U.K. net operating loss carryforwards, and $110.9 million of foreign net operating loss carryforwards. If not used, the U.S. net operating loss carryforwards will begin to expire in 2022 and the U.K. and foreign net operating loss carryforwards generally may be carried forward indefinitely. We have analyzed the net operating losses and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

The valuation allowance for deferred tax assets decreased by $1.6 million in 2021. The decrease is primarily due to changes in loss carryforwards.
We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest, and penalties as of November 30, 2021 and 2020 are as follows (in millions):

	Unrecognized Tax Benefits	Interest and Penalties
Balance at November 30, 2019	$21.8	$3.3
Additions:
Prior year tax positions	3.8	1.6
Decreases:
Lapse of statute of limitations	(1.7)	(0.4)
Prior year tax positions	(9.4)	(0.9)
Balance at November 30, 2020	14.5	3.6
Additions:
Current year tax positions	5.1	0.2
Prior year tax positions	5.4	1.5
Decreases:
Lapse of statute of limitations	(1.2)	(0.3)
Prior year tax positions	(0.8)	(0.7)
Balance at November 30, 2021	$23.0	$4.3

We include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. The entire amount of unrecognized benefits at November 30, 2021 may affect the annual effective tax rate if the benefits are eventually recognized.

It is reasonably possible that we will experience a $3.2 million decrease in the reserve for unrecognized tax benefits within the next 12 months. We would experience this decrease in relation to uncertainties associated with the expiration of applicable statutes of limitation.

We and our subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2017.

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

We applied pension termination accounting to the U.S. RIP and SIP for 2019 and 2020, and we applied pension termination accounting to the U.K. RIP in 2020. During 2020, we incurred $31.6 million of settlement expense associated with lump-sum distributions, the conversion to termination accounting for the U.K. RIP, and a premium to third-party insurers associated with the transfer of our U.S. and U.K. RIP liabilities to those insurers. We incurred $2.8 million of net periodic pension expense in 2019.

Defined Contribution Plans

Employees of certain subsidiaries may participate in defined contribution plans, and we provide matching contributions as part of the plans. Benefit expense relating to these plans was approximately $33.1 million, $30.5 million, and $26.8 million for the years ended November 30, 2021, 2020, and 2019, respectively.

15.Stock-based Compensation

The 2014 Equity Incentive Award Plan (“2014 Equity Plan”) provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other share-based awards, and covered employee annual incentive awards. Upon vesting of an award, we may either issue new shares or reissue treasury shares. As of November 30, 2021, we have an authorized maximum of 38.2 million shares under the 2014 Equity Plan, and that amount will be increased by (a) the number of shares granted and outstanding under the Key Employee Incentive Program, the 2013 Share Option Plan, and the 2014 Share Option Plan as of June 24, 2014 that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of our common shares, and (b) on January 1 of each year through January 1, 2024, in an amount equal to the lesser of: (x) 2.5 percent of the total number of IHS Markit’s common shares issued and outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year and (y) such number of common shares determined by our Board of Directors. As of November 30, 2021, 13.3 million shares were available for future grant under the 2014 Equity Plan.

Total unrecognized compensation expense related to all nonvested awards was $216.3 million as of November 30, 2021, with a weighted-average recognition period of approximately 1.4 years.

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
The following table summarizes RSU/RSA activity for the year ended November 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value
	(in millions)
Balance at November 30, 2020	6.8	$61.57
Granted	2.8	$84.95
Vested	(3.4)	$54.71
Forfeited	(0.2)	$81.61
Balance at November 30, 2021	6.0	$75.93

The weighted-average grant date fair value for awards granted during the years ended November 30, 2021, 2020, and 2019 was $84.95, $75.92, and $52.60, respectively. The total fair value of RSUs that vested during the years ended November 30, 2021, 2020, and 2019 was $314.9 million, $340.2 million, and $211.2 million, respectively.
Stock Options. Stock options under the 2014 Equity Plan generally vested over one to three years, and expire seven years from the date of grant. We issue treasury shares in satisfaction of all stock option exercises. The following table summarizes stock option award activity through November 30, 2021, as well as stock options exercisable as of November 30, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Balance at November 30, 2020	0.4	$27.69
Exercised	(0.3)	$27.76
Balance at November 30, 2021	0.1	$27.47	1.1	11.0
Exercisable at November 30, 2021	0.1	$27.47	1.1	11.0

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on November 30, 2021 and the exercise price, multiplied by the number of in-the-money stock options as of that date. This represents the value that would have been received by stock option holders if they had all exercised their stock options on November 30, 2021. In future periods, this amount will change depending on fluctuations in our share price. The total intrinsic value of stock options exercised during the years ended November 30, 2021, 2020, and 2019 was approximately $28.5 million, $426.6 million, and $238.6 million, respectively.

Stock-based compensation expense for the years ended November 30, 2021, 2020, and 2019, respectively, was as follows (in millions):

	2021	2020	2019
Cost of revenue	$70.3	$79.3	$64.9
Selling, general and administrative	156.6	186.4	158.9
Total stock-based compensation expense	$226.9	$265.7	$223.8

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in millions):

	2021	2020	2019
Income tax benefits	$84.2	$163.1	$96.2

No stock-based compensation cost was capitalized during the years ended November 30, 2021, 2020, or 2019.

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

CDS Auction Antitrust Litigation. On June 30, 2021, a class action lawsuit captioned New Mexico State Investment Council v. Bank of America Corp., et al, 1:21-cv-00606 (D.N.M.), was filed against nine dealers, ISDA, Creditex, and IHS

Markit, alleging a conspiracy to manipulate the final CDS auction price used to value CDS contracts following a credit event. The complaint alleges that the defendants adopted rules or practices to limit participation in the auctions, and that the defendants exchanged competitively sensitive information relating to CDS auctions in violation of Section 1 of the Sherman Act, the Commodities and Exchange Act, and state tort law. The plaintiff seeks to represent a class of “all persons or entities who, during the period of June 1, 2005 through the present, settled a credit default swap … by reference to the ISDA credit default swap auction protocol or the auction process that became the ISDA credit default swap auction process.” The plaintiff seeks treble damages in an unspecified amount, restitution, attorney’s fees, pre- and post- judgment interest, injunctive relief, and other remedies. The plaintiff has until February 4, 2022 to file an amended complaint, with IHS Markit’s response due on April 5, 2022. Discovery has not yet begun.

Synaps Loans LLC Litigation. On May 31, 2019, Symbiont.io, Inc. (“Symbiont”) filed a complaint against IHS Markit and various of its subsidiaries, including two Ipreo subsidiaries (“Ipreo”), in the Delaware Court of Chancery. The complaint alleged, among other things, that IHS Markit’s acquisition of Ipreo in August 2018 breached a non-compete provision in a joint venture agreement between Ipreo and Symbiont regarding a joint venture called Synaps Loans LLC (“Synaps”). On June 24, 2019, IHS Markit counterclaimed, alleging, among other things, that Symbiont breached the joint venture agreement by failing to develop Synaps’s technology as it was contractually obligated to do. A trial was held from December 7, 2020, to December 10, 2020. On August 13, 2021, the court issued an opinion, finding, among other things, that Ipreo had breached the joint venture agreement’s non-compete provision and awarding “equitable accounting” damages in the amount of approximately half of the profits that IHS Markit’s competing business allegedly generated as a result of the breach. On September 17, 2021, the court entered a partial final judgment, based upon which the final damages award payable to Symbiont was expected to be no greater than $78.9 million, exclusive of pre- and post-judgment interest. On October 18, 2021, IHS Markit filed a notice of appeal, and on December 2, 2021, filed its opening brief on appeal. By agreement dated December 28, 2021, the parties agreed to resolve the litigation and IHS Markit paid $53.0 million to Symbiont in full settlement. We accrued the settlement amount in 2021 within other accrued expenses in the consolidated balance sheets.

17.Common Shares and Earnings per Share

Weighted average common shares outstanding for the years ended November 30, 2021, 2020, and 2019, respectively, were calculated as follows (in millions):

	2021	2020	2019
Weighted-average shares outstanding:
Shares used in basic EPS calculation	398.6	396.8	399.5
Effect of dilutive securities:
RSUs/RSAs	2.5	2.7	2.9
Stock options	0.2	2.0	6.8
Shares used in diluted EPS calculation	401.3	401.5	409.2

Share Repurchase Programs

In October 2019, our Board of Directors authorized a share repurchase program of up to $2.5 billion of IHS Markit common shares from October 17, 2019 through November 30, 2021, to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows, or through the incurrence of short- or long-term indebtedness, at management’s discretion. This October 2019 share repurchase program did not obligate us to repurchase any set dollar amount or number of shares and could have been modified, suspended, or terminated at any time without prior notice. Under the repurchase program, we were authorized to repurchase our common shares on the open market from time to time, in privately negotiated transactions, or through accelerated repurchase agreements, subject to availability of common shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion. The share repurchase program expired on November 30, 2021.

During the years ended November 30, 2020 and 2019, we entered into various accelerated share repurchase (“ASR”) agreements, repurchasing 13.0 million, and 7.6 million shares, respectively, for $950.0 million and $500.0 million, respectively.

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

18.Accumulated Other Comprehensive Income (Loss)

AOCI consists of foreign currency translation adjustments, net pension and postretirement liability adjustments, and net gain (loss) on hedging activities. Each item is reported net of the related income tax effect. The following table summarizes the changes in AOCI by component, net of tax, for the year ended November 30, 2021 (in millions):

	Foreign currency translation	Net pension and postretirement liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2018	$(288.5)	$(9.9)	$(0.5)	$(298.9)
Other comprehensive income (loss) before reclassifications	46.2	(7.1)	(4.4)	34.7
Reclassifications from AOCI to income	—	1.4	1.2	2.6
Balance at November 30, 2019	$(242.3)	$(15.6)	$(3.7)	$(261.6)
Other comprehensive income (loss) before reclassifications	134.4	0.8	(0.5)	134.7
Reclassifications from AOCI to income	—	14.8	4.2	19.0
Balance at November 30, 2020	$(107.9)	$—	$—	$(107.9)
Other comprehensive income (loss)	(19.8)	—	—	(19.8)
Balance at November 30, 2021	$(127.7)	$—	$—	$(127.7)

Amounts reclassified from AOCI to income related to net pension and postretirement liability are recorded in net periodic pension and postretirement expense.

19.Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30, 2021, 2020, and 2019, respectively (in millions):

	2021	2020	2019
Interest paid	$212.4	$225.1	$244.4
Income tax payments, net	$177.6	$192.2	$191.2

The interest expense decreases in 2021 and 2020 were primarily due to lower floating interest rates and decreased borrowings on our revolving facility debt.

The contribution of our MarkitSERV business to the OSTTRA joint venture discussed in Note 3 included a noncash contribution of net assets and liabilities for an approximate $1.3 billion equity interest.

Cash and cash equivalents amounting to approximately $293.1 million and $125.6 million reflected on the consolidated balance sheets at November 30, 2021 and 2020, respectively, are maintained primarily in U.S. Dollars, Indian Rupee, British Pounds, Canadian Dollars, and Euro.

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

No single customer accounted for 10 percent or more of our total revenue for the years ended November 30, 2021, 2020, or 2019. There are no material inter-segment revenues for any period presented. Our shared services function includes corporate transactions that are not allocated to the reportable segments, including net periodic pension and postretirement expense, as well as certain corporate functions such as investor relations, procurement, corporate development, and portions of finance, legal, and marketing.

We evaluate segment operating performance at the Adjusted EBITDA level for each of our segments. We define Adjusted EBITDA as net income plus or minus net interest, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring and impairment charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of equity-method investments and noncontrolling interests, and discontinued operations. Information about the operations of our four segments is set forth below (in millions).

	Year ended November 30,
	2021	2020	2019
Revenue
Financial Services	$1,940.7	$1,784.0	$1,701.5
Transportation	1,354.4	1,151.6	1,246.1
Resources	846.5	863.1	933.8
CMS	516.5	489.1	533.2
Total revenue	$4,658.1	$4,287.8	$4,414.6

Adjusted EBITDA
Financial Services	$962.0	$886.1	$786.2
Transportation	645.0	514.7	520.9
Resources	339.5	357.3	403.5
CMS	130.8	126.5	121.1
Shared services	(47.0)	(47.9)	(52.8)
Total Adjusted EBITDA	$2,030.3	$1,836.7	$1,778.9

Reconciliation to the consolidated statements of operations:
Interest income	0.3	1.0	1.9
Interest expense	(220.2)	(236.6)	(259.7)
Provision for income taxes	(135.3)	(13.3)	(242.6)
Depreciation	(224.8)	(217.5)	(196.1)
Amortization related to acquired intangible assets	(361.7)	(374.1)	(377.0)
Stock-based compensation expense	(226.9)	(265.7)	(223.8)
Restructuring and impairment charges	(31.4)	(161.1)	(17.3)
Acquisition-related costs	(115.4)	(38.4)	(28.8)
Acquisition-related performance compensation	(10.4)	(6.9)	(41.5)
Loss on debt extinguishment	—	—	(7.0)
Gain on sale of assets	534.6	377.3	115.3
Pension mark-to-market and settlement expense	—	(31.2)	(1.8)
Adjusted EBITDA impacts from equity-method investments and noncontrolling interests	(32.3)	0.5	2.2
Net income attributable to IHS Markit	$1,206.8	$870.7	$502.7

Total assets by segment were as follows:

	Year ended November 30,
	2021	2020
Total Assets
Financial Services	$10,457.7	$9,685.5
Transportation	2,999.6	3,000.3
Resources	2,324.3	2,786.0
CMS	675.1	663.4
Shared services (Assets held for sale)	457.2	—
Total assets	$16,913.9	$16,135.2

The table below provides information about revenue and long-lived assets for the U.S., the U.K., and the rest of the world for 2021, 2020, and 2019. Revenue by country is generally based on where the customer contract is signed. Long-lived assets include net property and equipment.

	2021		2020		2019
(in millions)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
U.S.	$2,852.3	$597.0	$2,642.4	$568.3	$2,804.6	$494.2
U.K.	481.5	76.1	458.2	115.8	486.5	126.3
Rest of world	1,324.3	33.4	1,187.2	40.7	1,123.5	37.7
Total	$4,658.1	$706.5	$4,287.8	$724.8	$4,414.6	$658.2

Activity in our goodwill account was as follows:

(in millions)	Financial Services	Transportation	Resources	CMS	Consolidated Total
Balance at November 30, 2019	$5,450.1	$1,953.1	$2,108.1	$325.0	$9,836.3
Acquisitions	4.4	—	—	—	4.4
Adjustments to purchase price	—	—	(5.9)	—	(5.9)
Asset sale	—	—	—	(1.0)	(1.0)
Reclassification to assets held for sale	—	—	—	—	—
Foreign currency translation	53.3	8.1	12.1	1.4	74.9
Balance at November 30, 2020	5,507.8	1,961.2	2,114.3	325.4	9,908.7
Acquisitions	73.0	—	—	—	73.0
Adjustments to purchase price	—	—	9.3	—	9.3
Divestitures	(304.5)	—	—	(5.0)	(309.5)
Foreign currency translation	(5.0)	2.8	2.9	0.4	1.1
Reclassification to assets held for sale	—	—	(301.9)	—	(301.9)
Balance at November 30, 2021	$5,271.3	$1,964.0	$1,824.6	$320.8	$9,380.7

The 2021 Financial Services goodwill divestiture relates to the MarkitSERV contribution to the OSTTRA joint venture, and the 2021 Resources goodwill reclassification to assets held for sale relates to the anticipated OPIS divestiture.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2021 using the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2021.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of IHS Markit Ltd.

Opinion on Internal Control over Financial Reporting

We have audited IHS Markit Ltd.’s internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IHS Markit Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended November 30, 2021 and the related notes and our report dated January 24, 2022 expressed an unqualified opinion thereon.

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
January 24, 2022

Item 9B. Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 90 countries. Included in the GTA from June 1, 2021 is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $41,800. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $53,000 in gross revenue for GTIS in the fourth quarter of 2021 and would have represented less than 0.01 percent of our fourth quarter 2021 consolidated revenues and approximately 0.01 percent of our fourth quarter 2021 gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Brian Crotty

As part of the sale of the OPIS group to News Corp, Brian Crotty’s employment will transfer to News Corp. On January 19, 2022, in preparation for, and in advance of, the closing of the sale of the OPIS group and to ensure compliance with our relevant regulatory obligations, we reassigned Brian Crotty from his role of Executive Vice President, Resources to the role of General Manager, OPIS, Coal, Metal and Mining, PCW and Base Chemicals. In connection with Mr. Crotty’s role change, we entered into a term sheet with Mr. Crotty providing that (i) his compensation and benefits will remain unchanged in connection with the role change, (ii) he will waive any “good reason” rights that may arise under his employment agreement in connection with the role change and (iii) subject to (x) the merger and the sale of the OPIS group being consummated and (y) Mr. Crotty’s continued employment in good standing through the closing of the sale of the OPIS group, execution and non-revocation of a general release of claims and continued compliance with his restrictive covenants, he will be entitled to severance consistent with the change in control severance provided for under his employment agreement. With this role change, Mr. Crotty is no longer an executive officer of IHS Markit Ltd.

2021 Cash Incentive Plan Adjustments and Other Payments

On January 20, 2022, the Human Resources Committee approved the following actions relating to the 2021 cash incentive plan and other payments:

•The Human Resources Committee adjusted the revenue target for the 2021 cash incentive plan from $4.630 million to $4,599.9 million to adjust for the disposition of the Company’s MarkitSERV business into the OSTTRA joint venture and the acquisition of Cappitech. For further information regarding this adjustment, see “Compensation Discussion and Analysis—Cash Incentive Plan” contained in this Form 10-K.

•In light of the change from a November 30 fiscal year end to a December 31 fiscal year end that will result from the merger, the Human Resources Committee approved an additional payment to each of our executive officers equal to one twelfth of his or her 2021 target cash incentive. This consisted of $200,000 for Mr. Uggla, $54,167 for Mr. Gear, $54,167 for Mr. Kansler, $47,917 for Ms. Granat and $42,213 for Mr. Crotty.

•For certain individuals, including Messrs. Uggla and Gear and Ms. Granat, the Human Resources Committee approved cash awards in lieu of the equity grants that they would have received in February 2022 (as part of their total compensation for 2021). They received these awards, because of the anticipated timing of the completion of the merger, following which they will not receive any equity grants from S&P Global. The cash award to Mr. Uggla is for $9,113,333. The cash awards to Mr. Gear and Ms. Granat are for $1,920,000 and $1,407,667, respectively, and were granted under the retention program that we established in connection with the merger and are subject to the terms of that program.

Jonathan Gear and Sari Granat

In connection with the retention awards described above, Mr. Gear and Ms. Granat signed standard retention letters pursuant to the retention program which confirmed the cash award would be paid: (x) 50% no later than 60 days following the merger closing date and (y) 50% no later the earlier of the one year anniversary of the merger closing date and the date after the merger closing date that their employment is terminated without cause or they resign for good reason; provided that if their employment is terminated without cause or they resign for good reason prior to the closing date they will still receive the full award.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board Leadership Structure

The Board of Directors of IHS Markit believes strongly in the value of an independent board of directors to provide effective oversight of management.

This includes all independent members of the Board’s standing committees: the Audit Committee, the Human Resources Committee, the Nominating and Governance Committee, and the Risk Committee. Each of the Company’s directors, other than Mr. Uggla, is independent. The independent members of the Board of Directors meet regularly without management, at meetings chaired by the lead independent director, which our bye-laws refer to as the Lead Director. We describe the Lead Director’s responsibilities below.

The Board believes that it is important to retain its flexibility to allocate the responsibilities of the offices of the Chairman and Chief Executive Officer (“CEO”) in any way that it deems to be in the best interests of the Company. Lance Uggla, who was chairman and founder of Markit prior to the 2016 merger between IHS Inc. and Markit Ltd., has been our Chairman and CEO since January 1, 2018. Mr. Uggla possesses detailed and in-depth knowledge of the business and the risks and the opportunities we have in the global marketplace and is thus well positioned to develop agendas and lead the Board to ensure that the Board’s time and attention are focused on the most critical matters.

IHS Markit has established a Lead Director role with broad authority and responsibility. Robert P. Kelly has served as our Lead Director since the 2016 merger between IHS Inc. and Markit Ltd. and was previously the lead director of Markit beginning in June 2014. The Lead Director’s responsibilities include:

–scheduling and chairing meetings of the independent directors;
–serving as principal liaison between the independent directors and the Chairman and CEO on sensitive issues;
–communicating from time to time with the Chairman and CEO, and disseminating information among the Board as appropriate;
–providing leadership to the Board if circumstances arise in which the role of the Chairman may be, or may be perceived to be, in conflict;
–reviewing and approving the agenda and schedule for Board meetings and executive sessions and adding topics to the agenda as appropriate;
–reviewing the quality, quantity, and timeliness of information to be provided to the Board;
–serving as a non-management point of contact for the Company’s shareholders and other external stakeholders; and
–with the Chair of the Nominating and Governance Committee, presiding over the annual self-evaluation of the Board, its committees and the individual directors.

The Board reviews its leadership structure as part of its annual self-evaluation. The Board believes that these responsibilities appropriately and effectively complement the Board leadership structure of IHS Markit.

The Role of the Board of Directors in Risk Oversight

We believe that risk is inherent in innovation and the pursuit of long-term growth opportunities for our business. With the oversight of the Board, IHS Markit has implemented practices and programs designed to help manage the risks to which we are exposed and to align risk-taking appropriately with our efforts to increase shareholder value and the support of our customers, employees and communities. Each of the Audit, Human Resources, and Risk Committees of the Board has a role in assisting the Board in its oversight of the Company’s risk management, as set forth in the relevant committee charters. The Board’s Risk Committee, in coordination with the Board’s Audit Committee, brings additional Board-level focus to the oversight of the Company’s management of key risks, as well as the Company’s policies and processes for identifying, evaluating, and mitigating such risks. The Risk Committee meets at least quarterly. The Chair of the Risk Committee gives regular reports of the Risk Committee’s meetings and activities to the Board in order to keep the Board informed of the Company’s guidelines, policies, and practices with respect to risk assessment and risk management, and each other committee also reports regularly to the full Board on its activities.

In addition, the Board of Directors participates in regular discussions among the Board and with IHS Markit senior management on many core subjects where risk oversight is an inherent element, including strategy, operations, finance, information technology, information and cybersecurity, human resources, legal, compliance, and public policy matters.

Management at IHS Markit is responsible for day-to-day risk management activities. The Company has formed a management risk committee led by its Chief Compliance, Privacy & Risk Officer to supervise these day-to-day risk management efforts, including identifying potential material risks, emerging risks and appropriate and reasonable risk mitigation efforts. The Chief Compliance, Privacy & Risk Officer regularly, and at least annually, reports such efforts to the Risk Committee and, as required, the Audit Committee and Human Resources Committee. The Board of Directors believes that its leadership structure facilitates the Board’s oversight of risk management because it allows the Board, with leadership from the Lead Director and working through its independent committees, to participate actively in the oversight of management’s actions.

Shareholder Engagement

Engagement with our shareholders has always been a significant priority for us, and we invest time and resources speaking with shareholders about our corporate governance and executive compensation practices. Given our pending merger with S&P Global, we did not reach out to the governance leaders and stewardship teams of shareholders in 2021. On March 11, 2021, our shareholders voted overwhelmingly in favor of the merger at a special general meeting of shareholders, with approximately 98.95 percent of the votes cast voting to approve the merger agreement. Shareholder engagement through our earnings calls and meetings with our CEO, CFO and Head of Investor Relations is and will continue to be a top priority for our management team and Board. We will continue to engage our shareholders and consider the feedback that we receive from our discussions.

Business Experience and Qualification of Board Members

The following discussion presents information about the persons who compose the Board of Directors of IHS Markit. We measure director tenure from when a director joined the Board or the board of either IHS or Markit (or their relevant predecessor companies) prior to the 2016 merger between IHS Inc. and Markit Ltd.

Our bye-laws require directors to be elected by a majority of the votes cast with respect to each director in uncontested elections. Under Bermuda law and our bye-laws, any incumbent director who fails to be re-elected may not continue to sit on the Board after their term in office has expired and their position on the Board is left vacant. If any director positions are left vacant following a general meeting, the Board may reduce its size or, if authorized by our shareholders, may fill such vacant positions. Our shareholders have not authorized the Board to fill positions on the Board left vacant following a general meeting of shareholders. Under the Board’s corporate governance guidelines, any director who fails to receive a majority of votes cast must provide an acknowledgement to the Company that his or her term has expired and his or her office as a director has become vacant.

Name	Age	Director Since
Lance Uggla (Chairman and Chief Executive Officer)	59	2003
John Browne (The Lord Browne of Madingley)	73	2018
Dinyar S. Devitre	74	2012
Ruann F. Ernst	75	2006
Jacques Esculier	62	2020
Gay Huey Evans	67	2020
William E. Ford	60	2014
Nicoletta Giadrossi	55	2018
Robert P. Kelly	67	2012
Deborah Doyle McWhinney	66	2015
Jean-Paul L. Montupet	74	2012
Deborah K. Orida	55	2019
James A. Rosenthal	68	2013

Lance Uggla Chairman and CEO Director since 2003 Age: 59 IHS Markit Board Committees –None Other Public Company Directorships (within past five years) –MasterCard Inc. (since June 2019)
Experience and Qualifications

Mr. Uggla is Chairman and CEO of IHS Markit. He served as President from July 2016 to December 2017 and was appointed Chief Operating Officer in October 2017. Prior to the 2016 merger between IHS Inc. and Markit Ltd., Mr. Uggla was Chairman and CEO of Markit since January 2003, responsible for leading the Company’s strategic development and managing day-to-day operations. He founded Markit in 2003 after spotting an opportunity to bring transparency to the credit default swap market. The company launched the first daily credit default swap pricing service that year. He oversaw Markit’s growth from a startup to a global public company with more than 4,200 employees in 28 offices worldwide, serving more than 3,000 customers. Between 1995 and 2003, Mr. Uggla held a number of executive management positions at Toronto- Dominion Securities, including Vice Chairman and Head of Europe and Asia. Mr. Uggla is a member of the board of directors of Mastercard Inc. and serves on its audit and human resources and compensation committees. Mr. Uggla graduated from the Simon Fraser University with a BBA and holds a Master of Science from the London School of Economics.

Mr. Uggla was a founder and Chairman and CEO of Markit since its creation, and was previously an executive in the financial industry. As Chairman and CEO of IHS Markit, Mr. Uggla brings to the Board of Directors his knowledge of our business, strategy, people, operations, competition, and financial position. In addition, he brings with him extensive relationships in the financial services industry.

John Browne
(The Lord Browne of Madingley)
Director since 2018
Age: 73

IHS Markit Board Committees
–Human Resources
–Nominating and Governance

Other Public Company Directorships
(within past five years)
–Windward Limited (since April 2018)
–Pattern Energy Group Inc. (October 2013 to March 2020)

Experience and Qualifications

Lord Browne is the chairman of BeyondNetZero, a climate growth equity venture established in partnership with General Atlantic. Lord Browne was the chairman of L1 Energy (UK) and the chairman of the supervisory board of Wintershall Dea GmbH until October 2021 and chairman of Huawei Technologies (UK) until May 2020. Lord Browne was executive chairman of DEA Deutsche Erdoel AG until May 2019, when it merged to form Wintershall Dea. Prior to joining L1 Energy in March 2015, Lord Browne was a partner at Riverstone Holdings LLC, an energy and power-focused private equity firm, for eight years. Lord Browne spent 41 years at BP plc, holding various senior management positions, and was appointed Group Chief Executive in 1995 and remained in this position until May 2007. Lord Browne is chairman of the boards of Windward Ltd. and Pattern Energy Group LP, and a member of the boards of SparkCognition Inc. and The Oil & Gas Holding Company B.S.C. (nogaholding). Lord Browne has previously served on the boards of The British Petroleum Company, Goldman Sachs, Intel, DaimlerChrysler, SmithKline Beecham, Riverstone Energy Limited, and Pattern Energy Group Inc. Lord Browne holds a degree in Physics from Cambridge University and an MS in Business from Stanford University.

Lord Browne is independent co-Chairman of the Prime Minister’s Council on Science and Technology, Chairman of the Francis Crick Institute, a Fellow and past President of the Royal Academy of Engineering, and Chairman of the Queen Elizabeth Prize for Engineering. He is a Fellow of the Royal Society and an honorary fellow of a number of institutions. Lord Browne was Chairman of the Trustees of the Tate Galleries from 2009 to 2017, and Chairman of the Donmar Warehouse from 2015 to 2020. He is currently Chairman of the Courtauld Institute of Art, Trustee of the Royal Opera House, and a Trustee of the Holocaust Educational Trust. He is a member or Chairman of the boards of a number of other organisations. Lord Browne was the UK government’s lead non-executive board member from June 2010 to January 2015, and chaired the committee that authored the Browne Report, an independent review of higher education funding and student finance published in 2010. Lord Browne is also the author of five books. He was knighted in 1998 and made a life peer in 2001.

Lord Browne brings to the Board extensive experience as the chairman and chief executive officer of one of the world’s largest energy companies. His leadership, management experience and financial and energy industry expertise enable him to contribute significant managerial, organizational, strategic, and financial oversight skills.

Dinyar S. Devitre
Director since 2012
Age: 74

IHS Markit Board Committees
–Audit (Chair)
–Nominating and Governance
–Risk

Other Public Company Directorships
(within past five years)
–Altria Group, Inc. (since 2008)
–SABMiller plc (2007 to October 2016)

Experience and Qualifications

In March 2008, Mr. Devitre retired from his position as Senior Vice President and Chief Financial Officer of Altria Group, Inc. Prior to Mr. Devitre’s appointment to that position in April 2002, he held a number of senior management positions with Altria, including President, Philip Morris Asia, and Chairman and CEO of Philip Morris Japan. Mr. Devitre is a member of the board of directors of Altria Group, Inc. where he is chair of the finance committee and serves on its compensation and nominating and governance committees. Mr. Devitre also serves as a trustee of the Brooklyn Academy of Music and of Pratham USA. Mr. Devitre served as a special advisor to General Atlantic LLC, a private equity firm, from June 2008 to January 2017. Mr. Devitre previously served on the boards of SABMiller plc, Western Union Company, and Kraft Foods Inc. (now known as Mondelēz International, Inc.). Mr. Devitre also previously served on the boards of the Asia Society and The Lincoln Center for the Performing Arts, Inc. Mr. Devitre holds a BA (Hons) degree from St. Joseph’s College, Darjeeling, and an MBA from the Indian Institute of Management in Ahmedabad.

Mr. Devitre brings to the Board experience as the chief financial officer of a large multinational company, as an executive and director of large corporations, as well as diversity in viewpoint and international business experience.

Ruann F. Ernst Director since 2006 Age: 75 IHS Markit Board Committees –Nominating and Governance –Risk Other Public Company Directorships (within past five years) –None
Experience and Qualifications

Dr. Ernst served as Chief Executive Officer of Digital Island, Inc., an e-business delivery network company. Dr. Ernst was CEO and Chairperson of the Board of Digital Island when the company was acquired by Cable & Wireless, Plc., and afterwards headed the business for Cable & Wireless until her retirement. Prior to Digital Island, Dr. Ernst worked for Hewlett Packard Company in various management positions, including General Manager, Financial Services Business Unit. Prior to that, she was Vice President for General Electric Information Services Company. Prior to her work in the technology industry, Dr. Ernst served on the faculty of The Ohio State University, and was Director of Medical Research and Computing where she managed a biomedical computing and research facility. Dr. Ernst has served on the boards of Advanced Fiber Communications and Digital Realty Trust, as well as several non-public companies. Dr. Ernst serves on the University Foundation Board and the Fisher College of Business Advisory Board at The Ohio State University. She was a founder and is Board Chair of the nonprofit Healthy LifeStarsTM. Dr. Ernst and her husband are active supporters of the Hoover Institution at Stanford University. Dr. Ernst received Bachelor of Science, Master of Science and Ph.D. degrees from The Ohio State University.

Dr. Ernst brings to the Board a strong technical and computing background as well as skills in the development and marketing of information technology businesses. She also has extensive experience as a member of boards where strategic and long-term planning are critical to the success of the enterprise.

Jacques Esculier
Director since 2020
Age: 62

IHS Markit Board Committees
–Audit

Other Public Company Directorships (within past five years)
–Daimler Truck Holding AG (since 2021)
–Pentair plc (2014 to May 2020)
–Wabco Holdings Inc. (2007 to May 2020)

Experience and Qualifications

Jacques Esculier served as Chief Executive Officer and Director of WABCO Holdings Inc. from July 2007 until his retirement in May 2020 when the company was acquired. From May 2009 until his retirement, he also served as Chairman of the Board of Wabco Holdings. Prior to July 2007, Mr. Esculier served as Vice President of American Standard Companies Inc. and President of its Vehicle Control Systems business, a position he had held since January 2004. Prior to holding that position, Mr. Esculier served in the capacity of Business Leader for American Standard’s Trane Commercial Systems’ Europe, Middle East, Africa, India & Asia Region from 2002 through January 2004. Prior to joining American Standard in 2002, Mr. Esculier spent more than six years in leadership positions at AlliedSignal/ Honeywell. He was Vice President and General Manager of Environmental Control and Power Systems Enterprise based in Los Angeles and Vice President of Aftermarket Services—Asia Pacific based in Singapore. Mr. Esculier is a member of the supervisory board of Daimler Truck Holding AG. Mr. Esculier was a member of the board of directors of Pentair PLC from 2014 until May 2020. Mr. Esculier holds a Master of Science in General Sciences from Ecole Polytechnique de Paris, a Master of Science in Aerospace from Institut Superieur de l'Aeronautique et de l'Espace and an MBA from INSEAD.

Mr. Esculier brings to the Board significant leadership experience demonstrating a wealth of multi-cultural, operational, management, strategic, organizational, and business transformation acumen. His deep knowledge of business in general and transportation industry in particular, as well as his financial expertise and experience as the CEO and director in a global public company, allow him to make significant contributions to the Board.

Gay Huey Evans Director since 2020 Age: 67 IHS Markit Board Committees –Audit Other Public Company Directorships (within past five years) –ConocoPhillips (since 2013) –Standard Chartered plc (since 2015)
Experience and Qualifications

Ms. Evans is Chairman of the London Metal Exchange since December 2019, and also serves on the boards of Standard Chartered, ConocoPhillips, and HM Treasury. She serves as Senior Advisor to Chatham House, is a Trustee of the Benjamin Franklin House and is a member of The US Council on Foreign Relations and the Indian UK Financial Partnership. Ms. Evans is also a Non- Executive Director of UK Infrastructure Bank. Ms. Evans has worked within the finance and commodity industry for the past 30 years, as both an established market practitioner and regulator, giving her deep expertise across commerce, risk, governance, policy and regulation in capital markets. Awarded a CBE in 2021 for services to the economy and philanthropy, and an OBE in 2016 for services to the financial service industry and diversity, Ms. Evans is an advocate for ensuring markets build trust through accessibility and transparency and for increased diversity in business. Ms. Evans has previously served on the boards of Itau BBA, the Financial Reporting Council, Aviva and the London Stock Exchange, and held executive roles with Barclays Capital, Citi, the Financial Services Authority and Bankers Trust. Ms. Evans holds a BA in Economics from Bucknell University.

Ms. Evans’ in-depth knowledge of, and insight into, global capital markets from her extensive experience in, and as a regulator of, the international financial services industry brings valuable expertise to our Board.

William E. Ford
Director since 2010
Age: 60

IHS Markit Board Committees
–Human Resources (Chair)

Other Public Company Directorships
(within past five years)
–Royalty Pharma (since 2020)
–BlackRock Inc. (since 2018)
–Axel Springer (2016 to April 2018)

Experience and Qualifications

Mr. Ford is the Chairman and Chief Executive Officer of General Atlantic, a global growth equity firm, a position he has held since 2007 and where he has worked since 1991. He also serves as Chairman of General Atlantic’s management committee and is a member of the firm’s investment and portfolio committees. Prior to his career at General Atlantic, Mr. Ford was an investment banker at Morgan Stanley from 1983 to 1991. Mr. Ford serves on the board of BlackRock Inc. and as a member of its audit and compensation committees, and on the board of Royalty Pharma plc, where he is chair of the compensation committee and serves on the nominating and governance committee. Mr. Ford also serves on the board of Bytedance and Sierra Space Corporation. Mr. Ford was formerly on the board of Tory Burch, a current General Atlantic portfolio company, and was formerly a director of a number of prior General Atlantic investments, including First Republic Bank, NYSE Euronext, E*TRADE, Priceline, and NYMEX. Under Mr. Ford’s leadership, General Atlantic has expanded its global presence, increased its capital base, and deepened its capabilities to identify and partner with high-potential growth companies across multiple business sectors and geographies.

Mr. Ford is actively involved in a number of educational and nonprofit organizations. He is a member of the board of Rockefeller University, where he is Chairman, and is a member of the Amherst College Endowment Investment Committee. Mr. Ford is an advisory board member of Tsinghua University’s School of Economics and Management and sits on the board of overseers and managers for Memorial Sloan Kettering Cancer Center. Mr. Ford serves on the board of directors of the National Committee on United States–China Relations, Endeavor, and the Emerging Markets Private Equity Association, and is a member of The Council on Foreign Relations. He is also a member of the steering committee for the CEO Action for Diversity and Inclusion initiative and is the co-chair of the Partnership for New York City. Mr. Ford sits on the New York State Life Sciences Advisory Board and is on the advisory board of the United Nations Economic Commission for Africa’s Initiative on Digital Identification for Africa. Mr. Ford holds a BA in Economics from Amherst College and an MBA from the Stanford Graduate School of Business.

Mr. Ford brings to the Board a wealth of global private equity and investment management experience and extensive knowledge of business, finance, and strategic acquisitions, which provide valuable insight for our long-term corporate and business strategy.

Nicoletta Giadrossi
Director since 2018
Age: 55

IHS Markit Board Committees
–Audit

Other Public Company Directorships
(within past five years)
–Falck Renewables S.p.A. (since 2020)
–Royal Vopak N.V. (since 2019)
–Brembo SpA (since 2017)
–Cairn Energy plc (since 2017)
–Fincantieri SpA (2017 to April 2018)
–Faiveley Transport S.A. (2011 to April 2017)
–Bureau Veritas S.A. (2013 to April 2017)

Experience and Qualifications

Ms. Giadrossi is Chair of Cairn Energy plc, an E&P company listed on the London Stock Exchange and Chair of Ferrovie dello Stato Italiane Group, the sovereign holding company for Italian mobility infrastructure. She also is a member of the board of Royal Vopak N.V., a petrochemicals and new energies storage company listed on Euronext Amsterdam, where she is part of the audit committee and chairs the remuneration committee; a member of the board of Brembo SpA, an automotive components manufacturer listed on the Italian MIB, where she chairs the remuneration committee and is a member of the sustainability committee; and a member of the board of Falck Renewables S.p.A, a global player in the field of renewable energies listed on the Borsa Italiana, where she is part of the sustainable strategy committee. Ms. Giadrossi has been a Senior Advisor with Bain Capital Partners in Europe since 2015 and chair of Techouse AS, an engineering company in Norway, since 2018. Ms. Giadrossi served on the board of Fincantieri SpA, listed on the Borsa Italian, until April 2018, on the boards of Bureau Veritas S.A. and Faiveley Transport S.A., both listed in France, until April 2017, and on the board of Aker Solutions Asa, listed in Norway, until 2013. Ms. Giadrossi has experience in leading and participating in audit, risk, sustainability, and remuneration committees. Ms. Giadrossi’s executive career has spanned 30 years in energy, engineering, and capital goods. From 2014 to 2016 she was President, Europe, Africa, India, for Technip, an engineering company, and from 2012 to 2014 she was EVP, Head of Operations, for Aker Solutions. Prior to that, she was VP and General Manager, EMEA, for Dresser Rand (now Siemens Energy). She spent 10 years with General Electric Company in several executive positions, notably General Manager for GE’s Oil and Gas, Refinery & Petrochemicals Division, a position she held until 2005. Ms. Giadrossi started her career at The Boston Consulting Group. She holds a BA in Economics and Mathematics from Yale University and an MBA from Harvard Business School.

Ms. Giadrossi brings to the Board extensive business experience in the industrial and energy sectors in Europe and her consulting and private equity background that enable her to contribute a unique and diverse managerial and strategic perspective.

Robert P. Kelly Lead Director Director since 2012 Age: 67 IHS Markit Board Committees –Human Resources –Nominating and Governance Other Public Company Directorships (within past five years) –None
Experience and Qualifications

Mr. Kelly was Chairman and CEO of The Bank of New York Mellon until 2011. Prior to that, he was Chairman, Chief Executive Officer and President of Mellon Bank Corporation, Chief Financial Officer of Wachovia Corporation, and Vice- Chairman of Toronto-Dominion Bank. Mr. Kelly serves on the board of the Alberta Investment Management Corporation and Eli Technology. Mr. Kelly was the chairperson of the Canada Mortgage and Housing Corporation from 2012 until March 2018 and the chairman of the board of directors of Santander Asset Management from 2012 until December 2017. Mr. Kelly previously served as Chancellor of Saint Mary’s University in Canada, was a former member of the boards of the Financial Services Forum, Federal Advisory Council of the Federal Reserve Board, Financial Services Roundtable, Trilateral Commission (North American Group), and Institute of International Finance, and a former member of the board of trustees of St. Patrick’s Cathedral in New York City, Carnegie Mellon University in Pittsburgh, and the Art Gallery of Ontario. Mr. Kelly holds a B.Comm. from Saint Mary’s University and an MBA from the Cass Business School, City University, London, and is a C.P.A and Fellow Chartered Accountant. Mr. Kelly has been awarded honorary doctorates from City University and Saint Mary’s University.

Mr. Kelly brings to the Board extensive experience as the chairman and CEO of large financial institutions, as well as other senior policymaking positions in the financial services industry and as a director of other public and private companies, which provides the Board with valuable insight and executive leadership, management, finance and strategic development experience.

Deborah Doyle McWhinney
Director since 2015
Age: 66

IHS Markit Board Committees
–Risk (Chair)

Other Public Company Directorships (within past five years)
–Trustee, certain Franklin Templeton funds (since 2019)
–BorgWarner Inc. (since 2018)
–Focus Financial Partners Inc. (2018 to December 2020)
–Fluor Corporation (2014 to November 2020)
–Fresenius Medical Care AG & Co. KGaA (2016 to November 2018)
–Lloyds Banking Group plc (2015 to December 2018)

Experience and Qualifications

Ms. McWhinney currently serves on the board of BorgWarner Inc., where she serves as a member of the compensation committee and audit committee, and as a trustee of certain Franklin Templeton funds. Ms. McWhinney previously served on the boards of Focus Financial Partners Inc., Fluor Corporation, Lloyds Banking Group plc and Fresenius Medical Care AG & Co. Ms. McWhinney worked at Citigroup, Inc. (“Citi”) from 2009 to 2014, as the Chief Executive Officer of Citi’s global enterprise payments business from September 2013 to January 2014, as the Chief Operating Officer of Citi’s global enterprise payments business from February 2011 to September 2013, and as President of Personal Banking and Wealth Management from May 2009 to February 2011. Ms. McWhinney was also co-chair of the Citi Women initiative until her retirement in January 2014. Prior to joining Citi, Ms. McWhinney worked at Charles Schwab, Inc. from 2001 to 2007, where she was President of Schwab Institutional and was chair of the global risk committee. Ms. McWhinney previously held executive roles at Visa International and Engage Media (a division of CMGI). Earlier in her career, she worked for 17 years at Bank of America in corporate and retail banking. Ms. McWhinney was appointed by former President George W. Bush to the board of directors of the Securities Investor Protection Corporation in 2002 where she served until 2007. Ms. McWhinney serves on the board of Legal Shield and is a trustee for the California Institute of Technology and for the Institute for Defense Analyses. Ms. McWhinney holds a Bachelor of Arts from University of Montana.

Ms. McWhinney brings to the Board extensive management, risk, and cybersecurity experience gained in executive-level positions in the financial services industry and as a director of public companies.

Jean-Paul L. Montupet
Director since 2012
Age: 74

IHS Markit Board Committees
–Human Resources
–Nominating and Governance (Chair)

Other Public Company Directorships (within past five years)
–Assurant, Inc. (since 2012)
–WABCO Holdings Inc. (2012 to May 2020)
–PartnerRE Ltd. (2010 to 2016)
–Lexmark International, Inc. (2006 to 2016)

Experience and Qualifications

Until his retirement in December 2012, Mr. Montupet served as the Chair of Emerson Electric Co.’s Industrial Automation business and President of Emerson Europe SA. Mr. Montupet joined Emerson in 1981, serving in a number of senior leadership roles at the global technology provider, including Executive Vice President of Emerson Electric Co. and Chief Executive Officer of Emerson Electric Asia Pacific. Mr. Montupet serves on the board of Assurant, Inc. Mr. Montupet is also an advisor to Eurazeo Société Anonyme and to Cornell Capital, and serves on the board of certain private portfolio companies of the private investment firm. Mr. Montupet was the non- executive chair of the board of PartnerRE Ltd. from 2010 until March 2016 and served on the board of Lexmark International, Inc. from 2006 until November 2016 and the board of WABCO Holdings Inc. from 2012 to May 2020. He is also a trustee of the International Churchill Society.

Mr. Montupet brings to the Board extensive international business and executive management experience, particularly from Europe and Asia Pacific, and additional experience gained as a director of multiple publicly traded companies, including as the nonexecutive chairman of the board of PartnerRe Ltd.

Deborah K. Orida Director since 2019 Age: 55 IHS Markit Board Committees –Human Resources Other Public Company Directorships (within past five years) –HKBN Ltd. (2015 to July 2020)
Experience and Qualifications

Ms. Orida is the Senior Managing Director & Global Head of Real Assets and Chief Sustainability Officer at Canada Pension Plan Investment Board (CPPIB), a position she has held since September 2020 and where she has worked since 2009. Ms. Orida leads CPPIB’s global Real Assets program, which encompasses Energy & Resources, Infrastructure, Power & Renewables, Real Estate and Portfolio Value Creation. The department is active in major developed and emerging countries and leads data, analytics and digital value creation projects across the portfolio. Ms. Orida is also CPPIB’s Chief Sustainability Officer, responsible for the firm’s strategy on environmental, social and governance (ESG) matters, particularly climate change. Ms. Orida has also held other senior leadership roles at CPPIB, including Managing Director, Head of Relationship Investments International, covering Europe and Asia, Managing Director, Head of Private Equity Asia, Hong Kong, and was most recently Senior Managing Director & Global Head of Active Equities. In this position she led CPPIB’s Active Equities department globally, including the Sustainable Investing group, and was executive sponsor of CPPIB’s Climate Change Program. Prior to joining CPPIB, Ms. Orida spent nine years as an investment banker at Goldman Sachs in New York and Toronto. Previously, Ms. Orida was a securities lawyer at Blake, Cassels & Graydon in Toronto. Ms. Orida previously was a member of the board of directors of Nord Anglia Education Limited, the Bridgepoint Health Foundation and HKBN Ltd., a publicly listed Hong Kong company. Ms. Orida is a member of the Women in Capital Markets Advisory Council. Ms. Orida holds an MBA from The Wharton School and an LLB and BA from Queen’s University, Canada.

Ms. Orida brings to the Board extensive leadership and management experience as a senior executive in a global investment fund and the financial services industry, and her experience driving innovation in the most pressing areas of 21st century business—data, climate change and diversity, equity & inclusion—contributes significant managerial, organizational, analytical and financial oversight skills.

Ms. Orida was originally nominated to join the Board by CPPIB pursuant to its right to nominate one director for appointment to the Board under a director nomination agreement with us. Please see “Corporate Governance and Board of Directors–Organization of the Board of Directors–Director Nomination Agreement” for more information about our director nomination agreement with CPPIB.

James A. Rosenthal
Director since 2013
Age: 68

IHS Markit Board Committees
–Human Resources
–Risk

Other Public Company Directorships (within past five years)
–On Deck Capital, Inc. (April 2017 to December 2017)

Experience and Qualifications

Mr. Rosenthal is the Chief Executive Officer of BlueVoyant, a global cybersecurity services firm. Until December 2016, Mr. Rosenthal was an Executive Vice President and the Chief Operating Officer of Morgan Stanley, a member of Morgan Stanley’s management and operating committees, Chairman and CEO of Morgan Stanley Bank, N.A., and Chairman of Morgan Stanley Private Bank, N.A. Mr. Rosenthal was previously Head of Corporate Strategy of Morgan Stanley, Chief Operating Officer of Morgan Stanley Wealth Management and Head of Firmwide Technology and Operations for Morgan Stanley. Prior to joining Morgan Stanley, Mr. Rosenthal served as Chief Financial Officer of Tishman Speyer from 2006 to 2008. From 1999 to 2005, he served as the Head of Corporate Strategy and Corporate Development at Lehman Brothers and as a member of the Management Committee. Mr. Rosenthal was with McKinsey & Company from 1986 to 1999, where he was a senior partner specializing in financial institutions. From June 2017 until April 2020, Mr. Rosenthal has served on the board of lntarcia Therapeutics, Inc., a private company. From April until October 2017, Mr. Rosenthal was a director of On Deck Capital, Inc. Mr. Rosenthal was a trustee of the Lincoln Center for the Performing Arts until 2018. Mr. Rosenthal also formerly served as chairman of the board of the Securities Industry and Financial Markets Association (SIFMA). Mr. Rosenthal holds a BA from Yale University and a JD from Harvard Law School.

Mr. Rosenthal brings to the Board risk and cybersecurity experience, as well as extensive experience gained as the chief operating officer of one of the world’s largest financial institutions.

Board Diversity

As of December 31, 2021:

–the average tenure of the members of the Board is 7.6 years (the average tenure for independent directors is 6.7 years), when measuring tenure from when the director joined the Board or the board of either IHS or Markit prior to the 2016 merger between IHS Inc. and Markit Ltd.;
–five of our independent directors have tenure of less than five years, five independent directors have tenure between five and 10 years and two independent directors have tenure of more than 10 years;
–five of our 12 independent directors identify as female;
–the average age of our directors is 66;
–the Board consists of a mix of British, American, Canadian, Italian and French citizens, with seven independent directors having been born outside the United States or United Kingdom;
–two directors identify as Asian or South Asian descent; and
–one director is openly LGBTQ+.

Board Development Program

The Board believes that a diverse boardroom leads to better decision-making and that it is important to support and develop diversity in the boardrooms of public companies. To that end, the Board launched a board development program in 2018 designed to build the ranks of diverse candidates for board directorships. The year-long program does not guarantee candidacy for, or a position on, the IHS Markit Board, but aims to give valuable boardroom experience and skills to executives with gender and racial/ethnic diversity who are interested in seeking public company board positions but currently have no public company board experience.
During the program, non-employee participants:
–actively participate as non-voting observers on the Board, reviewing all board materials, attending in-person committee and board meetings, and contributing to board discussions;
–review onboarding educational materials and, where needed, meet with management to understand our business and strategy;
–engage in one-to-one mentoring with a senior independent Board member who is responsible for coaching, supporting the participant’s learning and development, including through pre- and post-meeting sessions, and facilitating meaningful ongoing relationships with our other directors;

–participate in all board educational programs provided by the Company throughout the year, and have access to the same content and educational programs as our directors; and
–present to the Board on a topic of expertise or interest that is relevant to IHS Markit.

The Board development program is in its fourth year.

Board Experience

The Nominating and Governance Committee strives for a Board that spans a range of leadership and experience relevant to IHS Markit’s strategic goals and global activities.

The following graph displays certain experience that the Nominating and Governance Committee believes is desirable to be represented on the Board:

		Browne	Devitre	Ernst	Esculier	Evans	Ford	Giadrossi	Kelly	McWhinney	Montupet	Orida	Rosenthal	Uggla
Experience
# Current Public Company Boards(1)		2	2	1	2	3	3	5	1	3	2	1	1	2
Industry Experience	Financial Services					x	x		x	x		x	x	x
	Resources(2)	x						x				x
	Transportation				x						x
	Information Services			x									x
	Other		x	x				x			x
Leadership Experience	Strategy(3)	x	x	x	x	x	x	x	x	x	x			x
	Finance(4)	x	x			x	x	x	x	x	x	x		x
	Human Resources(5)	x			x		x		x		x	x	x	x
	Innovation & Technology(6)			x	x					x			x	x
	Marketing & Sales(7)		x	x
	Risk(8)					x		x	x	x			x
	Data & Analytics(9)											x
Public Company CEO / COO		x		x	x			x	x		x		x	x
Region of Work	North America		x	x		x	x		x	x	x	x	x	x
Experience(10)	Asia Pacific				x						x	x
	EMEA	x			x	x		x	x		x			x
South America
Personal Characteristics
Citizenship	UK / US	x	x	x		x	x		x	x	x		x	x
	Other				x			x	x		x	x		x
Gender	Female			x		x		x		x		x
	Male	x	x		x		x		x		x		x	x
Other Diversity(11)		x	x									x
(1)	Number of current public company boards includes IHS Markit.
(2)	Includes energy and chemicals industries.
(3)	Experience managing the strategy and development of a large organization. With respect to Ms. Evans, includes public policy and regulatory experience.
(4)	Experience as a chief financial officer, chief accounting officer, controller or other relevant experience in finance, accounting or financial reporting.
(5)	Experience in a human resources / compensation function, including management of a large workforce, executive compensation and broad-based incentive planning experience, and culture.
(6)	Experience in innovation and technology, information security, digital platforms, data privacy or cybersecurity, including experience managing technological change.
(7)	Experience managing a marketing/sales function, and in developing and executing on strategies to grow sales and market share.
(8)	Experience with risk management of a large organization and management of specific types of risks, including technology, cybersecurity and financial services related risks.
(9)	Experience as a chief information officer, chief data scientist or other relevant experience in data science, analytics, or digital transformation.
(10)	Region of primary employment in a senior management role.
(11)	Diverse attributes including ethnicity, race and sexual orientation.

Organization of the Board of Directors

Our Board held four formal meetings during 2021, and held a number of additional informal update and background calls as a result of the Company’s merger with S&P Global. The Chairman was the presiding director at each meeting in which he was present, with the Lead Director serving as chair for any part of the meeting in which the Chairman was not present. Each director attended at least 75 percent of the total regularly scheduled and special meetings of the Board and the committees on which he or she served. As stated in our Corporate Governance Guidelines, our Board encourages each director to attend our annual general meeting of shareholders. At the 2021 annual general meeting of shareholders, which was held virtually, five directors on the Board were in attendance.

Director Nomination Agreement

In Markit’s initial public offering in 2014, CPPIB purchased approximately $250 million of our common shares, and was given the right to nominate, in consultation with our Nominating and Governance Committee, one director for appointment to our Board of Directors pursuant to a Director Nomination Agreement with us. This right would expire if CPPIB’s beneficial ownership of our common shares fell below 100 percent of the number of common shares CPPIB purchased in Markit’s initial public offering. Ms. Orida was nominated by CPPIB pursuant to this agreement and was first appointed to the Board in October 2019 and subsequently reelected by shareholders each year since. In November 2021, CPPIB notified us that its beneficial ownership of our common shares fell below 100 percent of the number of common shares CPPIB purchased in Markit’s initial public offering, and therefore the right to nominate a director to our Board expired pursuant to the terms of the Director Nomination Agreement. Ms. Orida offered her resignation to the Board in accordance with the terms of the agreement. Upon the recommendation of its Nominating and Governance Committee, the Board rejected Ms. Orida’s resignation and requested that she remain on the Board until the closing of the merger with S&P Global.

Independent Directors

The Board has determined that each member of the Board, with the exception of Mr. Uggla, does not have any material relationship with the Company and is an independent director, based on the independence standards of the NYSE. Mr. Uggla is not independent due to his position as CEO of the Company. In addition, the Board has determined that all members of each of the Audit Committee, Risk Committee, Human Resources Committee, and Nominating and Governance Committee of the Board meet the independence standards of the NYSE listing standards and SEC rules and regulations. Each of these directors has also been determined to be financially literate. In making these independence determinations, the Board considered all relevant facts, circumstances and transactions known to us, including the commercial, accounting, legal, banking, consulting, charitable and familial relationships of each member of the Board as well as their relationships with the holders of more than 5 percent of our common shares. There are no family relationships between any of the members of the Board and the executive officers of the Company.
In accordance with our bye-laws and the Corporate Governance Guidelines, the independent directors re-appointed Mr. Kelly as Lead Director in May 2021 upon his re-election to the Board. The Lead Director chairs executive sessions of the independent directors. During 2021, the independent directors of the Board met four times without the presence of management and discussed various matters. In addition, each committee of the Board met in executive session without the presence of management at least once during their committee meetings during 2021.

Charitable Contributions by the Company

In accordance with our Corporate Governance Guidelines, proposed contributions or pledges of contributions in excess of $250,000 in a fiscal year by IHS Markit or its foundation to charitable or tax-exempt organizations with which a director or their immediate family member serves as a director, executive officer, trustee or member of such organization’s fund-raising organization or committee, are subject to prior review and approval by the Nominating and Governance Committee. A director’s independence will not be considered impaired solely for the reason that the director or their immediate family member is an executive officer, director, or trustee of a charitable or tax exempt organization that receives from IHS Markit or its foundation an amount not exceeding the greater of $1 million or 2 percent of the organization’s consolidated gross revenues in a single fiscal year.

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
The Corporate Governance Guidelines also provide that a director must notify the Chair of the Nominating and Governance Committee prior to accepting any invitation to serve on another board (including a not-for-profit/tax-exempt board) or with a government or advisory group that is expected to require significant commitments of time, in order for IHS Markit to confirm the absence of any actual or potential conflict of interest.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines that serve as a framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of our Board of Directors, membership criteria and director qualifications, director responsibilities, Board agenda, roles of the Chairman and Chief Executive Officer and lead independent director, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisers, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. Our Corporate Governance Guidelines are available on our website at http://investor.ihsmarkit.com/corporate-governance.

Director Share Ownership Guidelines

We believe that our non-employee directors should have a significant equity interest in the Company. Our Board has adopted an ownership policy in our Corporate Governance Guidelines that requires directors to hold common shares with an aggregate value of at least five times the Board’s annual cash board retainer. Vested stock options which are not exercised are not considered for the purposes of director equity ownership. Directors have five years to achieve the holding requirement.
As of December 31, 2021, all of our current directors held shares in excess of their holding requirement except for Mr. Esculier and Ms. Evans who each have until 2025 to meet their holding requirement. Ms. Orida, who declined to receive cash or equity compensation as a member of the Board in accordance with the terms of the Director Nomination Agreement with CPPIB, was granted a waiver by the Board upon her appointment and will not be required to comply with the director share ownership guidelines.

Business Code of Conduct

We have adopted a code of ethics that we refer to as our Business Code of Conduct. Our Business Code of Conduct applies to our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.
Our Business Code of Conduct is available on our website at http://investor.ihsmarkit.com/ corporate-governance. If we approve any substantive amendment to our Business Code of Conduct, or if we grant any waiver of our Business Code of Conduct to our directors or executive officers (including our principal executive officer, principal financial officer and principal accounting officer), we will post an update on the Investor Relations page of our website (http://investor.ihsmarkit.com/corporate-governance) within four business days following the date of the amendment or waiver, describing the nature and date of the amendment or the nature of the waiver, the name of the person to whom it was granted and the date of the waiver, as the case may be.

Hedging and Pledging Policy

We have a hedging policy in our policy on trading securities that applies to directors, executive officers and employees and that prohibits them from entering into any hedging or derivative transactions that are designed to hedge or offset any decrease in the market value of IHS Markit equity securities, or speculate on any change in the market value of IHS Market equity securities. Stock options granted to employees under our equity compensation plans are not covered by the prohibition.
We also have a pledging policy for directors and senior executives (including executive officers) that prohibits them from purchasing IHS Markit securities on margin or holding IHS Markit securities in a margin account or otherwise pledging IHS Markit securities as collateral for a loan without the prior approval of the Nominating and Governance Committee. Requests are evaluated on a case-by-case basis and have been granted in limited circumstances after giving consideration to the number of IHS Markit securities to be purchased on margin or otherwise pledged as a percentage of total shares held and total shares issued and outstanding.

Board and Committee Evaluations

Each year, our Board and its committees perform a rigorous self-evaluation overseen by the Nominating and Governance Committee. The performance evaluations solicit input from directors regarding the performance and effectiveness of the Board, its committees and the Lead Director, and provide an opportunity for members of the Board to identify areas for improvement. The Nominating and Governance Committee reviews the results and feedback from the evaluation process and makes recommendations to the full Board. Each committee also reviews the results and feedback from its own evaluation process. The Chair of the Nominating and Governance Committee leads a discussion of the evaluation results during an executive session of the Board and communicates relevant feedback to our CEO. Our Board has successfully used this process to evaluate Board and committee effectiveness and identify opportunities to strengthen the Board.

Board Committees and Their Composition

The Board has established a standing Audit Committee, Human Resources Committee, Nominating and Governance Committee and Risk Committee, each of which operates under a written charter that is posted on our website at https://investor.ihsmarkit. com/corporate-governance.

The Board reviews the composition of our Board committees annually and considers the expertise of the directors with the needs of the committees.

Audit Committee

–Dinyar S. Devitre (Chair)
–Nicoletta Giadrossi
–Jacques Esculier
–Gay Huey Evans

Audit Committee
Financial Experts
–Dinyar S. Devitre
–Jacques Esculier
–Gay Huey Evans
–Nicoletta Giadrossi

Number of meetings in 2021: 8

Responsibilities

The Audit Committee assists our Board in its oversight of (i) the integrity of our financial statements and internal controls, (ii) our independent registered public accountants’ qualifications, independence, and performance, (iii) the performance of our internal audit function and (iv) compliance with legal and regulatory requirements. The Audit Committee is directly responsible for recommending the appointment of, and the compensation, retention, and oversight of the work of, our independent registered public accountants. The Audit Committee reviews and monitors the Company’s policies and practices with respect to major financial reporting risk exposures, and meets at least annually with the Risk Committee to review and discuss with management the Company’s guidelines, policies and practices with respect to risk assessment and risk management and compliance with laws and regulations. The Audit Committee establishes procedures for reporting complaints and reviews any complaints regarding accounting, internal accounting controls or auditing matters received. The Audit Committee also prepares the report on the Company’s financial statements and its independent registered public accountants that the SEC rules require to be included in the Company’s annual proxy statement or annual report. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Independence
Each committee member has been determined by the Board to qualify as independent under the independence criteria established by the SEC and the NYSE. The Board has also determined that each committee member is “financially literate” within the meaning of the NYSE listing standards and an “Audit Committee financial expert” under the applicable SEC rules based on their experience and qualifications.

Human Resources Committee –William E. Ford (Chair) –John Browne –Robert P. Kelly –Jean-Paul L. Montupet –Deborah K. Orida –James A. Rosenthal Number of meetings in 2021: 4
Responsibilities

The Human Resources Committee has been established by our Board to (i) review, approve and administer our compensation and benefits policies generally, (ii) evaluate executive officer performance and review our management succession plan, (iii) determine compensation for our executive officers and other officers for purposes of Section 16 of the Exchange Act, (iv) review and assess risks arising from our compensation policies and practices, (v) review management succession planning, (vi) retain and terminate compensation consultants, (vii) review and discuss the “Compensation Discussion and Analysis” disclosure with management and provide a recommendation to the Board regarding its inclusion in the Company’s annual proxy statement or annual report, and (viii) prepare the report on executive officer compensation that the SEC rules require to be included in the Company’s annual proxy statement or annual report. See “Compensation Discussion and Analysis” for a more detailed description of certain functions of the Human Resources Committee.

Independence

Each committee member has been determined by the Board to qualify as independent under the independence criteria established by the SEC and the NYSE, is a non-employee director for purposes of Rule 16b-3 under the Exchange Act and is an outside director for purposes of Section 162(m) of the Internal Revenue Code.

Nominating and Governance Committee –Jean-Paul L. Montupet (Chair) –John Browne –Dinyar S. Devitre –Ruann F. Ernst –Robert P. Kelly Number of meetings in 2021: 2
Responsibilities

The Nominating and Governance Committee has been created by our Board to (i) recommend to the Board criteria for Board and Board committee membership, (ii) identify individuals qualified to become Board members and recommend director nominees to the Board consistent with the Board’s criteria, (iii) recommend directors for appointment to committees established by the Board, (iv) make recommendations to the Board as to determinations of director independence, (v) oversee the evaluation of the Board, (vi) make recommendations to the Board as to compensation for our directors, (vii) develop and recommend to the Board our corporate governance guidelines, business code of conduct and related person transaction policy, (viii) oversee compliance with our corporate governance guidelines, business code of conduct and related person transaction policy, and (ix) review Board orientation and continuing education. A more detailed description of certain functions of the Nominating and Governance Committee can be found under “—Board Refreshment, Board Composition, Diversity and Director Nominations.”

Independence

Each committee member has been determined by the Board to qualify as independent under the independence criteria established by the NYSE.

Risk Committee –Deborah Doyle McWhinney (Chair) –Dinyar S. Devitre –Ruann F. Ernst –James A. Rosenthal Number of meetings in 2021: 3
Responsibilities

The Risk Committee has been established by our Board to assist our Board in its oversight of the Company’s risk management. In addition to any other responsibilities which may be assigned from time to time by the Board, the Risk Committee is responsible for (i) in coordination with the Audit Committee, reviewing and discussing with management the Company’s risk management and risk assessment processes, including any policies and procedures for the identification, evaluation, and mitigation of major risks of the Company, (ii) receiving periodic reports from management as to efforts to monitor, control, and mitigate major risks, (iii) reviewing periodic reports from management pertaining to the Company’s business lines, products, and services, including any major risks with respect to such business lines, products, and services, as the Risk Committee deems appropriate, (iv) reviewing periodic reports from management pertaining to cybersecurity programs and data protection controls and such other appropriate information security reports as the Risk Committee deems appropriate, (v) in coordination with the Audit Committee, reviewing and discussing with management the Company’s compliance with laws and regulations, including major legal and regulatory initiatives, (vi) reviewing periodic reports from management pertaining to corporate sustainability strategy and initiatives, (vii) reviewing any material complaints received pursuant to the Company’s code of conduct hotline policy (other than complaints regarding accounting, internal accounting controls or auditing matters, which are reviewed by the Audit Committee), (viii) reviewing periodic reports from management on selected risk topics as the Risk Committee deems appropriate from time to time encompassing major risks other than those delegated by the Board to other committees of the Board in their respective charters or otherwise, (ix) assigning for review to other committees of the Board such selected risk topics identified by the Risk Committee as the Risk Committee determines is appropriate for effective oversight of such risks and (x) sharing and discussing information with the Audit Committee as necessary and appropriate to permit the Audit Committee to carry out its statutory, regulatory and other responsibilities.

Independence

Each committee member has been determined by the Board to qualify as independent under the independence criteria established by the NYSE.

Board Refreshment, Board Composition, Diversity, and Director Nominations

Our Board nominates directors to be elected at each annual general meeting of shareholders and appoints new directors to fill vacancies when they arise. Board refreshment and succession planning is an ongoing, year-round process. The Board recognizes that it is important for the Board to balance the benefits of continuity with the benefits of fresh viewpoints and experience. While it is not the policy of the Board to mandate specific term limits or a specific retirement age for directors, the Nominating and Governance Committee regularly reviews the composition of the Board and the appropriateness of each director’s continued service on the Board in light of the current challenges and needs of the Board and the Company, and determines whether it may be appropriate to add directors or decrease the size of the Board. The Nominating and Governance Committee considers not only an individual’s qualities, performance, and professional responsibilities, but also the current composition of the Board, the challenges and needs of the Board at any particular time, and the needs of the Company under applicable rules and regulations. The Nominating and Governance Committee also believes it may be appropriate for certain key members of our management to participate as members of the Board. The Board believes the current composition of the Board and mix of tenures provides for a highly effective and well-functioning Board.

The Nominating and Governance Committee has the responsibility to identify, evaluate, recruit, and recommend qualified candidates to the Board for nomination or appointment. Although the Board has not set a formal policy or goals with respect to diversity, it believes the Board’s membership should be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, and skills and an appropriate balance of knowledge, experience, and capability. The Nominating and Governance Committee selects candidates for director based on the candidate’s character, judgment, diversity (including gender, nationality and ethnicity), age, tenure, skills, background, and experience, business acumen, and ability to act on behalf of all shareholders (without regard to whether the candidate has been nominated by a shareholder). The Nominating and

Governance Committee believes that nominees for director should have experience, such as experience in management or accounting and finance, or industry and technology knowledge, that may be useful to IHS Markit and the Board, high personal and professional ethics, and the willingness and ability to devote sufficient time to effectively carry out his or her duties as a director. The Nominating and Governance Committee believes it appropriate for at least one, and preferably multiple, members of the Board to meet the criteria established by the SEC for an “audit committee financial expert,” and for a majority of the members of the Board to meet the definition of “independent director” under NYSE listing standards. The Nominating and Governance Committee is committed to including women and minority candidates in the pool of qualified candidates from which Board nominees are chosen and will continue to review its processes and procedures to ensure that diverse candidates are included. The Board has adopted a policy to include, and to instruct any retained search firm to include, qualified candidates who reflect diversity of gender and race/ethnicity in the pool of candidates for the Board’s consideration for any board openings or external CEO searches.

Prior to each annual general meeting of shareholders, the Nominating and Governance Committee identifies nominees first by evaluating the current directors whose terms will expire at the meeting and who are willing to continue in service. These candidates are evaluated based on the criteria described above, the candidate’s prior service as a director, and the needs of the Board with respect to the particular talents and experience of its directors. In the event that a director does not wish to continue their service, the Nominating and Governance Committee determines not to renominate the director, or a vacancy is created on the Board as a result of a resignation, an increase in the size of the Board, or other event, the Nominating and Governance Committee will consider various candidates for membership, including those suggested by the Nominating and Governance Committee members, by other Board members, by any searches conducted internally by management at the request of the Nominating and Governance Committee, by any executive search firm engaged by the Nominating and Governance Committee, or by any nomination properly submitted by a shareholder pursuant to the procedures for shareholder nominations for directors provided by the Board. Shareholders may also recommend candidates for consideration by the Board by contacting the Board as indicated under “–Communications with the Board.” As a matter of policy, candidates recommended by shareholders are evaluated on the same basis as candidates recommended by the Board members, executive search firms, or other sources. In 2021, the Nominating and Governance Committee did not engage any executive search firms to assist with identifying qualified Board candidates.

Communications with the Board

Shareholders and other interested parties may contact any or all Board members (including our Lead Director or the non-management directors as a group), any Board committees or any committee chairman by email or mail. Correspondence should be addressed to the Board of Directors or any such individual directors or group or committee of directors by either name or title.

The Company Secretary or another member of our legal department opens all communications to determine whether the contents represent a message to the directors. All correspondence that is not in the nature of advertising or promotion of a product or service or is not trivial, irrelevant, unduly hostile, threatening, illegal, patently offensive or similarly inappropriate will be forwarded promptly to the addressee. If no particular director is named, the communication will be forwarded, depending on the subject matter, to the Lead Director, Audit Committee Chair, the Human Resources Committee Chair, the Nominating and Governance Committee Chair or the Risk Committee Chair.
Correspondence can be sent:

By Email: CompanySecretary@ihsmarkit.com

By Mail:

Company Secretary
c/o Legal Department
IHS Markit Ltd.
4th Floor, Ropemaker Place
25 Ropemaker Street
London EC2Y 9LY
United Kingdom

The Company Secretary will forward to the Audit Committee chair any correspondence that reflects a complaint or concern relating to accounting, auditing or internal control matters.

Shareholders, employees and others also may report complaints and concerns regarding accounting, auditing or internal control matters or any other matters in accordance with our Compliance Hotline and Reporting Misconduct Policy. Our Chief Compliance, Privacy & Risk Officer is responsible for reviewing all reports received under the Compliance Hotline and Reporting Misconduct Policy and summarizing the nature of the complaint and other relevant information. The Chief Compliance, Privacy & Risk Officer will report any relevant complaints relating to accounting, auditing or internal control matters to the Audit Committee as appropriate. You can find our Compliance Hotline and Reporting Misconduct Policy in the “Investor Relations” section of our website at https://investor.ihsmarkit.com/corporate-governance.

Corporate Sustainability

Corporate sustainability is part of our philosophy in all we do, from assessing and adopting best business practices to our philanthropy, environmental concerns, and supporting our communities. It includes the way we operate, from our boardroom to our approach to learning and development, from how we think about customers to our approach to cybersecurity. We focus on areas most meaningful to our business while tracking our progress within established ESG reporting frameworks. Our vision is to improve the health and wellness of our communities and advance education with a priority on STEM; practice environmental stewardship and address the impact of climate change; and provide an employee experience that fosters innovation and inclusiveness. As a signatory of the UN Global Compact, we support the sustainable development goals and are proud of the progress we are making towards multiple sustainable development goals at IHS Markit. The Risk Committee of our Board is responsible for oversight of our corporate sustainability efforts and reviews at least annually periodic reports from management pertaining to corporate sustainability strategy and initiatives. We invite you to view our website (https://ihsmarkit. com/about/corporate-sustainability.html) and learn how we manage key environmental, social, and governance topics at IHS Markit. The information on the website is not deemed part of this annual report and is not incorporated by reference.

Director Compensation

Our non-employee directors receive compensation for their service on our Board. The objective of our program is to provide non-employee directors compensation that is straightforward, market-competitive and consistent with current peer pay levels, and that provides flexibility for income deferrals. The compensation is composed of cash retainers and equity awards. In addition, each of our non-employee directors is reimbursed for reasonable expenses related to meeting attendance and activities related to their duties as directors. The following table sets forth information concerning the non-employee director compensation program in effect at the 2021 fiscal year-end.

Non-employee Director Compensation	2021
Board Retainer	$90,000
Lead Independent Director Retainer	50,000
Committee Chair Retainer	30,000
Annual Equity Award (1)(2)	180,000

(1)
On the day of the Company’s annual general meeting of shareholders each year, each non-employee director receives an award consisting of restricted share units whose underlying shares have a fair market value equal to $180,000. Such awards will vest on the earlier to occur of (i) the date of the Company’s annual general meeting of shareholders occurring in the fiscal year immediately following the grant date and (ii) one year from the grant date.

(2)
The number of shares underlying the annual equity award value is determined by dividing the value of the award by the average closing price of our common shares for the 10 trading days prior to and including the grant date.

Non-employee director compensation is reviewed at least annually by the Nominating and Governance Committee, with the assistance of the Human Resources Committee and Pay Governance LLC, the committee’s independent compensation consultant. The Nominating and Governance Committee makes recommendations about non-employee director compensation to our Board.

All equity awards for non-employee directors are determined by the Non-Employee Director Equity Compensation Policy, and issued pursuant to our 2014 Equity Incentive Award Plan. Non-employee directors may elect to defer their cash retainers to deferred share units. In 2021, six non-employee directors elected to defer their cash retainers to deferred share units.

The Board believes that equity ownership in the Company by our non-employee directors is important. The annual director compensation program adopted by the Board provides that part of the annual compensation for services of the Company’s non-employee directors is an annual grant of equity awards. Each director is required to achieve and maintain ownership of common shares with an aggregate value equal to five times the annual board retainer beginning five years from the date of his or her election or appointment to the Board, unless such requirement is waived by the Board for specific circumstances. Unvested equity awards do not count towards the holding requirement. Deferred share units and common shares held indirectly but beneficially owned by the director (e.g. common shares held by spouse or a family trust) count towards the holding requirement.

Our bye-laws provide that the Company shall indemnify its officers and directors in respect of their actions and omissions, except in cases of fraud or dishonesty, and that the Company shall advance funds to its officers and directors for expenses incurred in their defense on the condition that they will repay the funds if any allegation of fraud or dishonesty is proved. In addition, the Company has entered into agreements with its officers and directors to indemnify them against such expenses and liabilities to the fullest extent permitted by law.

We also have purchased and maintain a directors’ and officers’ liability insurance policy for the benefit of any officer or director in respect of any loss or liability attaching to him or her in respect of any negligence, default, breach of duty or breach of trust, whether or not we may otherwise indemnify such officer or director.

Director Compensation During 2021

The following table sets forth information concerning the compensation of each of our non-employee directors during the 2021 fiscal year, which began December 1, 2020 and ended November 30, 2021. Non-employee directors did not receive any stock options, non-equity incentive plan compensation, or any other compensation that is not otherwise disclosed in the table below. Non-employee directors do not participate in defined benefit and actuarial pension plans or nonqualified defined contribution plans. In addition, non-employee directors may choose to defer receipt of the shares underlying the restricted share units (i) until ten (10) days after their termination of service in the case of the annual equity award and (ii) until ten (10) days after their termination of service or three years after the year in which the compensation was earned in the case of the cash retainers.

For 2021, the Board of Directors of the Company had approved an annual cash retainer and an annual equity award for all independent directors, as well as additional cash retainers for the lead director and committee chairs.

The full year 2021 fees earned and stock awards for each non-employee director are set forth in the table below.

Non-employee Director Compensation During 2021
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($ (2)	Total ($)
John Browne	90,000	181,673	271,673
Dinyar S. Devitre	120,000	181,673	301,673
Ruann F. Ernst	90,000	181,673	271,673
Jacques Esculier	90,000	181,673	271,673
Gay Huey Evans(3)	90,000	155,497	245,497
William E. Ford III	120,000	181,673	301,673
Nicoletta Giadrossi	90,000	181,673	271,673
Robert P. Kelly	140,000	181,673	321,673
Deborah Doyle McWhinney	120,000	181,673	301,673
Jean-Paul Montupet	120,000	181,673	301,673
Deborah Orida(4)	—	—	0
James A. Rosenthal	90,000	181,673	271,673

(1)	Includes the value of deferred share units granted to each of Messrs. Devitre, Ford, Kelly, Montupet and Rosenthal. Includes cash compensation for December 2020 and the value of deferred share units granted January to November 2021 for Ms. McWhinney. For each of the non-employee directors, except for Mr. Rosenthal and Ms. McWhinney, the deferred share units will be distributed in IHS Markit common shares ten (10) days after the director’s service terminates. In the case of Mr. Rosenthal and Ms. McWhinney, the deferred share units will be distributed three years after the year in which they were earned with the delivery date being the day of the annual meeting of shareholders.
(2)
The valuation of the share awards is the grant date fair value computed in accordance with FASB ASC Topic 718. Any estimated forfeitures are excluded from values reported in this table. For a discussion of the assumptions made in valuing these awards and a description of how we factor forfeitures into our overall equity compensation expense, refer to “Note 15—Stock-based Compensation” to our audited financial statements contained in the Annual Report.

(3)	Ms. Evans joined our Board on August 21, 2020 and her annual share award was pro-rated accordingly.
(4)	Ms. Orida has agreed to waive all compensation (including any retainer fees, cash and equity awards) to which she would be entitled as a non-employee director of the Board under any compensation policy or program currently in effect or adopted by the Board in the future, other than reimbursement for reasonable expenses incurred in connection with her service on the Board. This waiver of compensation is consistent with the terms of the director nomination agreement between the Company and CPPIB. See “Corporate Governance And Board Of Directors—Organization of the Board of Directors—Director Nomination Agreement” for more information.

The following table sets forth information concerning the outstanding share awards held by each non-employee director on November 30, 2021:

Outstanding Share Awards at End of Fiscal Year 2021
Name	Deferred Share Units (#)(1)	Unvested Restricted Share Units (#)(2)	Total Share Awards Outstanding at Fiscal Year End (#)
John Browne	—	1,680	1,680
Dinyar S. Devitre	25,049	1,680	26,729
Ruann F. Ernst	54,953	1,680	56,633
Jacques Esculier	—	1,680	1,680
Gay Huey Evans	—	1,680	1,680
William E. Ford III	25,224	1,680	26,904
Nicoletta Giadrossi	—	1,680	1,680
Robert P. Kelly	28,559	1,680	30,239
Deborah Doyle McWhinney	23,697	1,680	25,377
Jean-Paul Montupet	51,011	1,680	52,691
Deborah Orida(3)	—	—	—
James A. Rosenthal	12,827	1,680	14,507

(1)	Represents (a) deferred share units acquired in lieu of receiving cash retainers and will be delivered in IHS Markit common shares ten (10) days after termination of service, and (b) vested annual equity awards that have not yet been released because the director deferred receipt until after termination of service. For each of the non-employee directors, except for Mr. Rosenthal and Ms. McWhinney, the deferred share units will be distributed in IHS Markit common shares ten (10) days after the director’s service terminates. In the case of Mr. Rosenthal and Ms. McWhinney, the deferred share units will be distributed three years after the year in which they were earned with the delivery date being the day of the annual meeting of shareholders.
(2)	Represents unvested restricted share units held by the non-employee directors at fiscal year-end. Each non-employee director, except Ms. Orida received 1,680 unvested restricted share units on May 5, 2021 that are scheduled to vest on May 5, 2022.
(3)	Ms. Orida has agreed to waive all equity awards to which she would be entitled as a non-employee director of the Board under any compensation policy or program currently in effect or adopted by the Board in the future. The Board has waived the director share ownership requirements set forth in the Company’s corporate governance guidelines with respect to Ms. Orida.
Upon completion of the merger with S&P Global, (i) each IHS Markit deferred share unit will be converted into an S&P Global deferred share unit on the same terms and conditions in effect immediately prior to the completion of the merger and (ii) each IHS Markit restricted share unit held by a non-employee director will be converted into an S&P Global restricted share unit on the same terms and conditions in effect immediately prior to the completion of the merger (provided that any continuing vesting requirements will lapse upon completion of the merger).

Information About Our Executive Officers
Set forth below is information concerning our executive officers as of December 31, 2021.

Name	Age	Title
Lance Uggla	59	Chairman and Chief Executive Officer
Brian Crotty	59	Executive Vice President, Resources
Jonathan Gear	51	Executive Vice President and Chief Financial Officer
Sari Granat	51	Executive Vice President, Chief Administrative Officer and General Counsel
Adam Kansler	52	Executive Vice President, President, Financial Services
Edouard Tavernier	48	Executive Vice President, Transportation

Executive officers are appointed by our Board until their resignation or until their appointments are revoked by the Board.
Information about Mr. Uggla is provided under “Business Experience and Qualification of Board Members”. A brief biography for each of our other current executive officers follows.

On January 19, 2022, in preparation for, and in advance of, the closing of the sale of the OPIS group and to ensure compliance with our relevant regulatory obligations, we reassigned Brian Crotty from his role of Executive Vice President, Resources to the role of General Manager, OPIS, Coal, Metal and Mining, PCW and Base Chemicals. With this role change, Mr. Crotty is no longer an executive officer of IHS Markit Ltd.

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

Edouard Tavernier

Edouard Tavernier is Executive Vice President, Transportation of IHS Markit, responsible for our Transportation segment, including business lines supporting the automotive and maritime industries. Mr. Tavernier was previously senior vice president of transportation and senior vice president of automotive for IHS Inc. He joined the company in 2009 and served in multiple product management, marketing, and commercial leadership roles. Before joining IHS Inc., Mr. Tavernier held management positions at LexisNexis, Global Insight, and United Business Media. He also worked at Goldman Sachs and BNP Paribas. Mr. Tavernier has a Master’s Degree in Business Studies from Ecole des Hautes Etudes Commerciales (HEC) in France.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, officers and greater than 10 percent beneficial owners of our common shares to file reports concerning their ownership of, and transactions in, such common shares.

Based solely on our review of these reports filed by the Company’s officers, directors and shareholders, and written representations from our executive officers and directors that they filed such reports, we believe that our officers, directors, and shareholders complied with all filing requirements under Section 16(a) of the Exchange Act on a timely basis during fiscal year 2021, except as follows:

– On March 15, 2021, Deborah McWhinney was granted 324 deferred stock units in lieu of her quarterly cash retainer and should have filed a Form 4 on or before March 17, 2021. Due to administrative oversight by the Company which was assisting Ms. McWhinney with her filings, Ms. McWhinney reported these transactions on a Form 4 filed with the SEC on March 24, 2021.

Item 11. Executive Compensation

Report of The Human Resources Committee

The Human Resources Committee of the Board of Directors has reviewed and discussed with Company management the Compensation Discussion and Analysis section of this Proxy Statement.

Based on such review and discussion, the Human Resources Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.
Respectfully submitted by the members of the Human Resources Committee of the Board of Directors:

Mr. William E. Ford, Chair
John Browne (The Lord Browne of Madingley)
Mr. Robert P. Kelly
Mr. Jean-Paul L. Montupet
Ms. Deborah Orida
Mr. James A. Rosenthal

The foregoing report of the Human Resources Committee does not constitute “soliciting material” and shall not be deemed filed or incorporated by reference into any other filing by IHS Markit under the Securities Act or the Exchange Act.

Compensation Discussion and Analysis

On behalf of the Human Resources Committee (the “HR Committee”) of the Board, I am pleased to present the Compensation Discussion & Analysis (the “CD&A”) for the Company’s fiscal year ended November 30, 2021.

The CD&A reviews the Company’s business performance for the year and the annual compensation of our named executive officers for achieving those performance levels. The key decisions made by the HR Committee over the year are also discussed and we highlight changes to the executive pay structure in response to feedback received from our institutional shareholders.

William E. Ford III
Chair of the Human Resources Committee

Overview

The CD&A reviews the Company’s business performance for the year and the annual compensation for our named executive officers for achieving those performance levels. It also provides an overview and analysis of our compensation program and policies, material compensation decisions made during 2021 under those programs and policies, the material factors considered in making those decisions, as well as certain elements of our 2022 compensation program.

In 2021, we have continued to deliver robust results to create strong value for shareholders. Our share price increased from $99.46 per share on November 30, 2020 to $127.82 per share on November 29, 2021, the last trading day of our fiscal year, delivering strong 2021 shareholder return of approximately 29 percent, as discussed further under “—Financial Performance and Compensation in 2021.”

The Company’s compensation programs are objective and performance-based, and the Company has adopted compensation practices that minimize material risk to shareholders.

Our executive officers have a compensation program that includes (a) a competitive base salary, (b) an annual cash incentive tied to pre-established annual financial objectives, and (c) long-term equity incentives tied to pre-established long-term financial objectives aimed to motivate and retain executives while driving the long-term performance of the Company.

Financial Performance and Compensation in 2021

Table 1. Financial Performance
Financial Performance (fiscal years)	2021	2020	% Change
Revenue (in millions except %)	$4,658.1	$4,287.8	9%
Organic Revenue(1) (Growth %)	9%	—%	—%
Net income attributable to IHS Markit(2) (in millions except %)	$1,206.8	$870.7	39%
Adjusted EBITDA (in millions except %)	$2,030.3	$1,836.7	11%
Cash flow from operations (in millions except %)	$1,486.2	$1,138.8	31%
Free cash flow (in millions except %)	$1,191.9	$939.9	27%
GAAP EPS	$3.01	$2.17	39%
Adjusted EPS	$3.21	$2.84	13%
Share price as of November 30	$127.82	$99.46	29%

(1)
For FY20, total organic revenue growth has been normalized to exclude the impact of cancelled events in 2020 and the biennial release of the Boiler Pressure Vessel Code (“BPVC”) in the third quarter of 2019. Full year total organic revenue growth including events and BPVC is -1 percent.

(2)
Net income attributable to IHS Markit for the year ended November 30, 2021 includes an approximate $535 million gain on sale related primarily to the MarkitSERV business line divestiture to the OSTTRA joint venture in September 2021. Net income attributable to IHS Markit for the year ended November 30, 2020 includes an approximate $377 million gain on sale related to the A&D business line divestiture in December 2019.

In light of the continued COVID-19 pandemic, we believe we achieved solid financial, operational and strategic results for 2021.

We achieved 9 percent organic revenue growth during the continued COVID-19 pandemic period, expanded Adjusted EBITDA margin, and achieved 13 percent Adjusted EPS growth. We delivered strong financial results in our Transportation and Financial Services segment, increasing focus on driving adoption of newer products, accelerating product innovation across our portfolio and completing integrations of acquisitions, which puts us in a strong position across the company entering 2022.

We have made continued strides against our strategic initiatives focusing on technology and products, our customers, and our people, which will help us continue to deliver against our longer-term financial objectives. We have also made significant progress in leveraging our advanced analytics capabilities across our core data assets to assist our customers in their decision-making, including improved asset valuations and new benchmarking services across our segments.

Throughout this CD&A, we refer to Adjusted EBITDA, Adjusted EPS and free cash flow. These are non-GAAP financial measures used to supplement our financial statements which are based on U.S. Generally Accepted Accounting Principles (“GAAP”). For a definition and discussion of these measures, see “—Definitions of Non-GAAP Financial Measures.” We also refer to Revenue, which is a GAAP financial measure. Unless otherwise stated or the context requires, all references to Revenue refer to corporate Revenue.

How Is Executive Officer Compensation Linked to Company Performance?

The chart below shows the Company’s annual Total Shareholder Return (“TSR”) performance against the S&P 500 Index since our initial public offering on June 19, 2014. The S&P 500 Index is the most appropriate index against which TSR should be measured, as it is widely used and understood, and IHS Markit is a constituent part of the index.

As shown below, our TSR since our initial public offering was 81 percent higher than the S&P 500 Index during the same period. A $100 investment made on June 19, 2014 in our common shares would have been worth approximately $487 as of November 30, 2021, whereas the same investment in the S&P 500 Index would have been worth approximately $269.

TSR represents the cumulative share price appreciation plus reinvestment of dividends on the ex-dividend date. Because Markit became the public combined group holding company and was considered the legal acquirer in the 2016 Merger, these shareholder return calculations are based on the beginning value of Markit common shares pre-Merger and IHS Markit common shares following the 2016 Merger.

Source: IHS Markit

For 2021, our TSR grew 29 percent, which was 1 percent higher than the S&P 500 Index. A $100 investment made on December 1, 2020 in our common shares would have been worth approximately $129 as of November 30, 2021, whereas the same investment in the S&P 500 Index would have been worth approximately $128.

Source: IHS Markit

Leadership Structure

Significant management focus on stabilizing the business during the continued COVID-19 pandemic crisis, business efficiencies, margin contribution, sustainability and culture.

Our executive officers have continued to deliver good operating and financial performance in their respective businesses. In April 2021, the Board, upon the recommendation of the Nominating and Governance Committee, reviewed the Company’s executive officers and designated the Chairman and CEO, Chief Financial Officer (“CFO”), President of Financial Services, Chief Administrative Officer and General Counsel, Executive Vice President, Resources, and Executive Vice President, Transportation, as executive officers of the Company.

This CD&A describes IHS Markit’s executive compensation program for 2021 for our named executive officers (“NEOs”).

As of November 30, 2021, the Company’s named executive officers were:

Name	Title
Lance Uggla	Chairman and CEO
Jonathan Gear	Executive Vice President and Chief Financial Officer
Adam Kansler	Executive Vice President, President, Financial Services
Sari Granat	Executive Vice President, Chief Administrative Officer and General Counsel
Edouard Tavernier	Executive Vice President, Transportation

Shareholder Engagement on Compensation Practices

Commitment to active engagement with our shareholders.

Engagement with our shareholders has always been a significant priority for us, and we historically invested focused time and resources speaking with shareholders about our corporate governance and executive compensation practices. Given our pending merger with S&P Global, in 2021 we did not reach out to the governance leaders and stewardship teams of shareholders regarding executive compensation practices. We did, however, consider the results of the advisory, non-binding vote on the compensation of our NEOs at our 2021 annual general meeting of shareholders, which shareholders approved by 95.8 percent of the votes cast.

In the past we have had discussions with certain shareholders about annual equity award dilution and we are actively managing our annual share run rate usage. We have decreased our annual equity award dilution from an annual run rate of 1.25 percent of total common shares outstanding in 2017. For 2021, we have limited our annual equity award dilution to an annual run rate of 0.70 percent of total common shares outstanding, which is less than previous years and in line with our longer-term target of 0.80 percent or less. Our run rate includes the outperformance impact of any performance share unit payouts.

Compensation Governance Practices

The HR Committee places substantial importance on aligning executive compensation programs with shareholder interest and strong governance policies and practices.

IHS Markit is committed to governance policies and practices that are designed to ensure effective oversight of our executive compensation programs while driving performance and aligning management’s interests with that of our shareholders.

Pay-For-Performance

We aim to motivate and reward the achievement of specific annual and long-term financial objectives linked to our business strategy.

A majority of total compensation for our executive officers is delivered in performance-based components through annual and long-term incentives that are linked to financial objectives of the Company.

The HR Committee sets appropriate performance targets at the beginning of each fiscal year. At the end of the fiscal year, the HR Committee determines the extent to which these targets have been satisfied, based on audited results, and approves the level of annual cash incentives to be paid based on the incentive program established at the beginning of the year.

For our Chairman and CEO, 100 percent of his long-term equity-based incentives are in the form of restricted share units with performance-based vesting (“performance share units” or “PSUs”).

For other executive officers, 50 percent of their long-term equity-based incentives are in the form of PSUs and 50 percent are in the form of restricted share units with time-based vesting (“restricted share units” or “RSUs”).

For long-term equity-based incentives in the form of PSUs, we ensure metrics are aligned with our external financial commitments to incentivize performance. These metrics are aligned with shareholder interests through the delivery of common shares and long-term time horizons.

Share Ownership Policy

We believe that it is important that executive officers build up a significant holding in our common shares to align their interests with those of shareholders. The HR Committee has adopted a share ownership policy for the Company’s executive officers. Executive officers are required to hold equity in the Company with an aggregate value equal to a multiple of base salary.

Chairman and CEO    Six (6) times annual base salary
Other NEOs        Three (3) times annual base salary

Unvested awards and unexercised options do not count towards the holding requirement although they are reviewed to ensure the executive officers have adequate opportunity to meet the ownership requirement under the policy. Common shares held indirectly but beneficially owned by the executive officers (e.g., common shares held by spouse or a family trust) count towards the holding requirement under the policy. Executive officers have five years from their appointment as an executive officer to achieve their required holdings.

Hedging and Pledging Policy

Our hedging policy applies to directors, executive officers and employees and prohibits them from entering into any hedging or derivative transactions that are designed to hedge or offset any decrease in the market value of IHS Markit equity securities or speculate on any change in the market value of IHS Markit equity securities. Stock options granted to employees are not covered by the prohibition.

Our pledging policy applies to directors and senior executives (including executive officers) and prohibits them from purchasing IHS Markit securities on margin or holding IHS Markit securities in a margin account or otherwise pledging IHS Markit securities as collateral for a loan without the prior approval of the Nominating and Governance Committee of the
Board. Requests are evaluated on a case-by-case basis and have been granted in limited circumstances after giving consideration to the number of IHS Markit securities to be purchased on margin or otherwise pledged as a percentage of total shares held and total shares outstanding. The Nominating and Governance Committee has approved a pledge by our Chairman and CEO of 449,892 common shares as collateral to secure certain personal indebtedness.

Incentive Compensation Recoupment (Clawback) Policy

We may require the return, repayment or forfeiture of any annual or long-term incentive compensation payment or award, whether in the form of cash or equity, made or granted to any current or former executive officer during the three-year period preceding a triggering event as defined in our policy on recovery of incentive compensation. Under these provisions, the HR Committee may apply clawback or malus adjustment in circumstances which have: (a) resulted in a level of vesting or payment that is higher than would have been otherwise, due to a material misstatement of IHS Markit’s financial results or (b) led to a material financial or reputational loss for IHS Markit due to serious individual misconduct.

Our equity award agreements also give us the right to recoup the value of the award if an award recipient violates specified confidentiality, non-competition or non-solicitation provisions.

Engagement with Shareholders

We engage actively with our major shareholders throughout the year regarding executive compensation and corporate governance matters. Please see “—Shareholder Engagement on Compensation Practices” and “Corporate Governance and Board of Directors—Shareholder Engagement.”

Limit on Equity Dilution

We made a commitment to shareholders to limit our annual equity award dilution and we intend to continue to manage our equity award share usage. For 2021, we limited our annual equity award dilution to an annual run rate of 0.70 percent of total common shares outstanding, which is less than previous years and in line with our longer-term target of 0.80 percent or less. Our run rate includes the outperformance impact of performance share unit payouts.

Restrictive Covenants

We condition grants of equity incentive awards on execution of a non-solicitation, non-competition and non-disclosure agreement.

Equity Retirement Policy

Our Equity Retirement Policy ensures that equity vesting upon retirement is fair and consistent across all executive officers and employees.

Independent Compensation Committee

All members of the HR Committee are independent in accordance with NYSE listing requirements, SEC rules, our Corporate Governance Guidelines and the HR Committee charter.

Independent Compensation Consultant

The HR Committee has retained Pay Governance LLC (“Pay Governance”) as an independent compensation consultant. Pay Governance performs no other services for the Company and has no conflicts of interest. Pay Governance regularly provides full disclosure to the HR Committee about the consultant independence factors considered by the SEC as well as Pay Governance’s independence policy.

No Excess Perquisites

We do not provide excess perquisites to NEOs.

No Excise Tax Gross-ups

No NEO has any excise tax gross-up protection.

No Shareholder Rights Agreement

We do not currently have a shareholder rights agreement, commonly referred to as a “poison pill.”

No Single Trigger on Equity Awards

Since 2017, we have unified equity award terms so that awards will not automatically vest solely in the event of a change in control of the Company without an associated termination of employment.

No Repricing of Options or Stock Appreciation Rights without Shareholder Approval

The repricing of options or stock appreciation rights are, as well as cash buyouts, are only allowed with shareholder approval.

No Repricing of Underwater Options and Cash Buyouts without Shareholder Approval

The repricing of underwater options and cash buyouts are only allowed with shareholder approval.

No Ongoing Service-Based Pension Benefit Accruals

With the termination of our Retirement Income Plan and Supplemental Income Plan, no NEOs accrue any service-based pension benefits.

2021 Executive Compensation Philosophy

The HR Committee believes the philosophy and design of our executive compensation program is integral in furthering its key tenets, including pay for performance and effective risk management.

Our executive compensation program for 2021 was geared towards driving long-term, sustainable business performance. It was governed by the following key tenets:

–It is fully consistent with our business objectives and strategy.
–It drives accountability and transparency and aligns executive compensation with shareholder interests.
–Its philosophy is designed to attract, retain and motivate top talent.
–It is globally consistent and locally competitive.
–Its short-term incentives are aligned to key business objectives appropriate to colleague role and business segment.
–Its long-term incentives align colleague and shareholder interests and promote shareholder return.
–It creates a pay-for-performance culture that is incentivized to achieve business performance that will sustain growth across the Company.
–It takes into account both affordability and our risk appetite, ensuring that our incentive plans do not encourage any undue risk taking, while striving to avoid any undue complexity.
–It strengthens alignment with shareholders, through significant share ownership guidelines that apply to both executive officers and directors.

With these key tenets, we operationalized the executive compensation program as follows:

–The program reasonably balances: (a) fixed versus variable pay and (b) short-term versus long-term incentives.
–All incentive plans have specific, financial-based metrics that directly support our near-term and long-term business objectives.
–The annual cash incentive performance metrics for executive officers are Revenue and Adjusted EBITDA, with an individual modifier that provides reasonable levels of upside and downside leverage.

–Long-term incentives are delivered in the form of PSUs and RSUs instead of stock options to manage dilution.
–PSUs are earned based on three-year cumulative Adjusted EBITDA and three-year cumulative Adjusted EPS growth with a relative TSR modifier that prevents above-target payouts if TSR performance is negative. For a definition and discussion of these measures, see “—Definitions of Non-GAAP Financial Measures.”
–Both short-term and long-term incentives are subject to (a) threshold levels of performance below which no incentives are paid and (b) performance caps above which no additional incentives are paid.
–Benefits are provided as part of a competitive and cost-effective overall remuneration package, including a market-aligned retirement program.

2021 Executive Compensation Design and Actions

Our executive officers generally have a compensation program that includes the following elements:

Pay Element	Pay Philosophy	Components	Performance Element
Base Salary
Competitive level of fixed pay to recognize the individual’s role, expertise, experience, and responsibilities

Base salary level takes account of the individual contribution and performance against IHS Markit’s strategy
		Cash-base salary is paid in installments during the year	Evaluated annually Individual performance considered when assessing individual pay level To ensure pay equity, we regularly assess pay against role, scope and responsibilities
Benefits	Provided as part of a competitive and cost- effective overall remuneration package	Medical insurance Life insurance 401(k) plan (or other type of pension scheme for executive officers located outside the U.S.) and matching contributions	The cost of providing such benefits may vary from year to year, reflecting the cost to the business
Annual Cash Incentive
Annual incentive target aimed to motivate and reward the achievement of predetermined annual corporate and individual objectives linked to company strategy

Provides annual recognition of superior operational and financial performance

The HR Committee sets appropriate performance targets at the beginning of each fiscal year

At the end of the fiscal year, the HR Committee determines the extent to which the performance targets have been satisfied based on audited financial results, and approves the level of cash incentive to be paid

Cash payout opportunity of zero (0) percent to 200 percent of target

Threshold performance results in a bonus payout equivalent to a percentage of target, but no bonus is payable for below-threshold performance

Targets are adjusted for foreign exchange and acquisitions
Performance for the annual cash incentive is measured in terms of Revenue and Adjusted EBITDA metrics
Long-Term Equity-Based Incentive
Long-term incentive target aimed to support long-term strategy and alignment with shareholders by tying a significant portion of total pay to long-term Company financial and share price performance

The HR Committee ensures sufficient stretch targets are set

No time-based vesting equity awards for the Chairman and CEO

100 percent PSUs for Chairman and CEO

50 percent PSUs and 50 percent RSUs for other NEOs

100 percent Partner Unit Plan (“PUPs”) for Senior Vice President and Partners

PSU payout opportunity is zero (0) percent to 200 percent of target based on performance

Performance for PSUs is measured in terms of three-year cumulative Adjusted EBITDA, three-year cumulative Adjusted EPS and three-year TSR relative to the S&P 500 Index

PUPs have the same performance measurement and terms as PSUs but a longer vesting period of five years – vesting ratably in years 3,4 and 5

We use a TSR modifier to ensure a direct connection between executive officers and shareholders relative to our performance against the S&P 500 Index

In January 2022, Messrs. Uggla and Gear and Ms. Granat received cash awards in lieu of the equity grants that they would have received in February 2022 (as part of their total compensation for 2021). They received these awards, because of the anticipated timing of the completion of the merger with S&P Global, following which they will not receive any equity grants from S&P Global. The cash awards to Mr. Gear and Ms. Granat were granted under the retention program that we established in connection with the merger with S&P Global and are subject to the terms of that program. Messrs. Kansler and Tavernier did not receive these awards, because they are expected to receive equity grants from S&P Global.

Compensation Benchmarking for 2021

The HR Committee makes individual compensation determinations for executive officers based on a number of factors, including the nature and scope of each executive officer’s duties, individual experience and performance, internal pay positioning, and the pay levels for executive officers in similar positions within our peer group of companies. The HR Committee also considers the individual elements of compensation for each executive officer against data from a peer group of companies and S&P 500 Index data. It makes compensation determinations based on total pay opportunities for each executive officer.

In connection with 2021 compensation decisions, and in light of the COVID-19 pandemic, the HR Committee decided to maintain the same peer group of 14 intelligence development or financial/ analysis processing companies as was used for 2020 to assess executive officers’ compensation.

The HR Committee believed this peer group of companies appropriately reflected the companies against which our financial performance was measured and with which we competed for business and executive talent, as it included companies that:

i.provided broad industry information and analytics;
ii.provided financial services processing solutions;
iii.provided managed services and software solutions; and
iv.positioned IHS Markit at the 38th percentile of the peer group in terms of market capitalization as of November 30, 2021 and the 36th percentile of the peer group in terms of revenue as of the time the HR Committee reviewed the peer group and based on the latest financial year-end disclosed revenue of the peer group.

As a result, the HR Committee reviewed S&P 500 Index data and data from the following identified peer group of companies to benchmark our compensation competitiveness for 2021.

IHS Markit 2021 Peer Group for Compensation Benchmarking
Broadridge Financial Solutions, Inc.	CME Group Inc.	Equifax Inc.
Fidelity National Information Services Inc.	Fiserv, Inc.	Gartner, Inc.
Intercontinental Exchange, Inc	Moody’s Corporation	MSCI Inc.
RELX PLC	S&P Global, Inc.	Thomson Reuters Corporation
TransUnion	Verisk Analytics, Inc

Target Setting Process

The performance measures we currently use in our cash incentive and long-term incentive plans are based on our financial performance and individual objectives. Our performance management process, which we use throughout IHS Markit, assesses executive officers against both financial and non-financial objectives. The non-financial objectives focus on colleague and customer engagement and satisfaction, operational excellence and motivation. The executive officers’ performance against their individual objectives ultimately supports our financial performance, so we believe it is appropriate that financial measures remain the key incentive plan measures. These seek to ensure that the executive officers deliver the underlying financial performance of the business, whilst clearly aligning with the interests of shareholders, customers, colleagues and other stakeholders.

For all elements of our incentive programs, we take a number of factors into account when setting targets, including both internal and external expectations. These include analysts’ expectations, peer group earnings estimates, wider economic expectations, the latest internal projections for the current year, the budget, and the strategic plan.
Prior to finalizing the targets, the HR Committee undertakes a rigorous exercise at multiple meetings over the course of the year to review and consider the targets to ensure that they are appropriate in the context of expected performance and provide for a sufficient stretch in our performance. Targets are structured as a sliding scale, with maximum awards only payable for the achievement of significant levels of over-performance.

How do we set the cash incentive targets?

Every year we undertake a rigorous exercise to ensure that our targets are sufficiently stretched. Before finalizing the targets, the HR Committee usually reviews the targets at three separate HR Committee meetings during the year.

Step 1	Step 2	Step 3
At its October meeting, the HR Committee considers the wider context, and is presented with an early indication of how performance is tracking in the current year.

The HR Committee’s independent compensation consultant is invited to provide the HR Committee with an assessment of the pay environments in the relevant locations for our business, including shareholder expectations.

In 2021, the HR Committee did not have its October meeting, and conducted this review at its December meeting.
At its December meeting, the HR Committee has a first look at possible targets for the forthcoming year, taking into account a number of factors including:

Our strategic plan and annual budget

– Analysts’ expectations

– Wider economic expectations

– Our peer group’s earnings estimates
At its January meeting, the HR Committee certifies the performance results of the prior year and approves the performance targets for the current year.

The HR Committee considers the prior year performance during its final review and approval of the current year targets.

Total Pay Mix

For 2021, variable compensation represented 92 percent of the direct compensation for the CEO, and 82 percent of the direct compensation on average for the other NEOs.

Base Salary

Unadjusted base salaries for 2021 and 2020 as well as earned base salaries for 2020 reflecting the various adjustments made by the HR Committee over the course of 2020 are set forth in the following table.

Table 2. NEO 2021 and 2020 Base Salary
	2021 Target Base Salary March 1, 2021 ($)	2020 Target Base Salary March 1, 2020 ($)	2020 Earned Base Salary ($)(1)
Lance Uggla	1,200,000	1,200,000	925,000
Jonathan Gear	650,000	650,000	518,333
Adam Kansler	650,000	650,000	518,333
Sari Granat	575,000	575,000	463,333
Edouard Tavernier(2)	550,118	450,857	335,995
(1)	Reflects the adjustments made to the base salaries of the NEOs over the course of 2020, as a result of the COVID-19 pandemic.
(2)	Converted from GBP to USD using the fiscal year 2021 monthly average exchange rate of 0.7271.

Cash Incentive Plan

In 2017, the HR Committee approved a cash incentive plan for executive officers providing target incentive opportunities as a percentage of base salary that could pay out above or below target based on financial performance (with payout ranges from 0 percent to 200 percent of target) setting Adjusted EBITDA and Revenue as the financial metrics to determine cash incentive payouts. The HR Committee did not change the structure of the cash incentive plan for the executive officers in 2021, maintaining Adjusted EBITDA and Revenue as the financial metrics for 2021.

In 2020, the Company’s actual Adjusted EBITDA was $1.837 million and actual Revenue was $4.288 million. In January 2021, the HR Committee originally set Adjusted EBITDA and Revenue targets for the 2021 cash incentive plan as $2.030 million and $4.630 million, respectively, in line with the high end of our external shareholder guidance at the beginning of 2021.

In January 2022, the HR Committee reviewed the Company’s full year 2021 performance against the original performance targets for the 2021 cash incentive plan. In its discretion, the HR Committee adjusted the revenue target for the cash incentive plan to $4,599.9 million to adjust for the disposition of the Company’s MarkitSERV business into the OSTTRA joint venture and the acquisition of Cappitech. The financial targets and actual 2021 results are set forth in the following table.

Table 3. Adjusted Cash Bonus Metrics and Actual Results
		Adjusted EBITDA (60%)		Revenue (40%)
Level	Performance as a Percentage of Target	2021 Goal (in millions)	Payout as a Percentage of Target	2021 Goal (millions)(1)	Payout as a Percentage of Target	Average Total Payout as a Percentage of Target
Maximum	105%	$2,131.5	200%	$4,829.9	200%
Above Target	102.5%	$2,080.8	150%	$4,714.9	150%
Target	100%	$2,030.0	100%	$4,599.9	100%
Threshold	95%	$1,928.5	50%	$4,369.9	50%
Below Threshold	< 95%	< $1,928.5	—%	< $4,398.5	—%
Actual	100%	$2,030.0	100%	$4,658.1	125%	110.1%
(1)	2021 goals for revenue were adjusted by approximately $45 million to adjust for the acquisition of Cappitech and the disposition of the Company’s MarkitSERV business into the OSTTRA joint venture.

The NEOs received actual annual cash incentive plan bonus payouts for 2021 as follows:

Table 4. NEO 2021 Cash Incentive
	2021 Cash Incentive Target as a Percentage of Base Salary	2021 Cash Incentive Target ($)	2021 Cash Incentive Payout as a Percentage of Target	2021 Cash Incentive Actual ($)
Lance Uggla	200%	2,400,000	110.1%	2,642,880
Jonathan Gear	100%	650,000	110.1%	715,780
Adam Kansler	100%	650,000	110.1%	715,780
Sari Granat	100%	575,000	110.1%	633,190
Edouard Tavernier	100%	550,118	110.1%	605,790

Long-Term Incentive Awards

Long-term equity incentive awards are a key part of our compensation structure that seeks to align employee and shareholder interests and promote shareholder return. Equity incentives for the NEOs are delivered in the form of PSUs and RSUs.

Target Setting Process for PSUs

2019 PSUs (2019–2021 performance period)

In 2019, the HR Committee modified the plan design for the grant of PSUs to NEOs for the three-year performance period beginning December 1, 2018 and ending November 30, 2021 (the “2019 PSUs”). The plan design for the 2019 PSUs remained the same as for the 2018 PSUs except it:
–Increased the link of the 2019 PSUs to shareholder return by adjusting the modifier range based on the Company’s relative TSR performance against the S&P 500 Index up to 140 percent to increase the impact of positive performance against the market.
–Included an adjustment mechanism to the Adjusted EBITDA performance objectives for the impact of acquisitions and divestitures above a certain dollar threshold.

2020 PSUs (2020–2022 performance period)

In 2020, the HR Committee made no modifications to the plan design for the grant of PSUs to NEOs for the three-year performance period beginning December 1, 2019 and ending November 30, 2022 (the “2020 PSUs”). The plan design for the 2020 PSUs remained the same as for the 2019 PSUs.

2021 PSUs (2021–2023 performance period)

In 2021, the HR Committee made no modifications to the plan design for the grant of PSUs to NEOs for the three-year performance period beginning December 1, 2020 and ending November 30, 2023 (the “2021 PSUs”). The plan design for the 2021 PSUs remained the same as for the 2019 and 2020 PSUs.

Please see “—Long-Term Incentive Awards Granted in 2021” for more information on the 2021 PSUs.

Payout of 2019 PSUs

In January 2022, the HR Committee approved the financial performance results for the performance period relating to the 2019 PSUs. Over the 2019–2021 performance period, the Company achieved three-year cumulative Adjusted EPS of $8.68, growing Adjusted EPS from $2.63 for 2019 to $3.21 for 2021, an average annual growth rate of 10.5 percent for the performance period. The annual Adjusted EPS during the performance period was $2.63 for 2019, $2.84 for 2020, and $3.21 for 2021. This Adjusted EPS performance combined with the Adjusted EBITDA over the three-year period represented a payout of 148 percent of target, and a TSR rank of the 90th percentile relative to the S&P 500, which represented a payout modifier of 140 percent. This resulted in total payout for the 2019 PSUs at maximum of 200 percent of target (148 percent x 140 percent).

The table below details the performance measures, targets and the certified performance achievement as a percentage of target for the 2019 PSUs. The payout for performance between percentages is interpolated on a straight-line basis and performance below threshold results in a zero percent payout. The HR Committee did not apply any discretion to adjust the final performance achievement for the 2019 PSUs.

Table 5. 2019-2021 PSU Performance Measure Achievement
				3-Yr Relative TSR
Level	3-Yr Cumulative Adj. EPS	Adjusted EBITDA (in millions)(1)	Payout as a Percentage of Target	Percentile Rank	Multiple of Award	PSU Award Payout as a Percent of Target
Maximum	$8.73	$5,743	167%	75th Percentile	1.4
Above Target	$8.52	$5,644	135%	62.5th Percentile	1.2
Target	$8.29	$5,541	100%	50th Percentile	1.0
Threshold	$8.05	$5,429	50%	42.5th Percentile	0.9
Minimum	< $8.05	< $5,429	—%	< 35th Percentile	0.8
Actual	$8.68	$5,647	148%	90th Percentile	1.4	200%
(1)	Adjusted EBITDA was reduced by a consolidated $68 million for the performance period for the divestiture of the A&D business line in December 2019 and business swap with Informa which occurred the third quarter of 2019.

As a result of the level of performance that was achieved, the number of common shares that are scheduled to vest in February 2022 for each NEO relative to the target number of common shares granted with the 2019 PSUs is reflected in the table below:

Table 6. NEO 2019-2021 PSU Payout
	# of PSUs Granted at Target Level (#)	Actual Payout	Actual # of Shares Vested on February 1, 2021 (#)	Value at February 1, 2021 Closing Share Price of $127.82 ($)(1)
Lance Uggla	194,590	200%	389,180	49,744,988
Jonathan Gear	43,875	200%	87,750	11,216,205
Adam Kansler	54,613	200%	109,226	13,961,267
Sari Granat	14,594	200%	29,188	3,730,810
Edouard Tavernier	1,297	200%	2,594	331,565
(1)
Equity values are calculated in accordance with FASB ASC Topic 718; consistent with the disclosure of the 2019 PSUs in “Table 2. 2021 Grants of Plan-Based Awards” under “Executive Compensation Tables—2021 Grants of Plan-Based Awards.”

Impact of completion of the merger with S&P Global on outstanding PSUs

If the Company’s merger with S&P Global is completed, each share of the Company that is issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838, referred to as the exchange ratio, fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes.

If the Company’s merger with S&P Global is completed, each then-outstanding IHS Markit PSU award that was not granted in the calendar year in which the completion of the merger occurs will, automatically and without any action on the part of the holder thereof, be converted into an S&P Global restricted share unit award on the same terms and conditions (including any continuing service vesting requirements but excluding all performance vesting conditions which will lapse) under the applicable plan and award agreement in effect immediately prior to the completion of the merger, as modified by the merger agreement, with respect to a number of shares of S&P Global common stock, rounded up to the nearest whole share of S&P Global common stock, determined (subject to increase as described below) by multiplying (1) the number of IHS Markit shares subject to such IHS Markit PSU award immediately prior to the completion of the merger (assuming target performance) by (2) the exchange ratio (such product being referred to, with respect to each such IHS Markit PSU award, the “RSU target number”). However, if the holder of the applicable converted S&P Global restricted share unit award (1) experiences a termination of employment by S&P Global without cause or (2) terminates his or her employment for good reason, in each case during the 24-month period following the completion of the merger (or, for employees of IHS Markit with a title of Executive Vice President or Senior Vice President immediately prior to the completion of the merger, the 18-month period following completion of the merger), such holder will be entitled to full service-vesting of such converted S&P Global restricted share unit award. The actual number of shares of S&P Global common stock with respect to which each such converted S&P Global restricted share unit award will vest will equal the product determined by multiplying (1) the RSU target number by (2) the applicable vesting percentage (which can range from 100 percent to 200 percent) based on the formula set forth in the below table and described in more detail thereafter:

Performance period December 1, 2018 through November 30, 2021		Performance period December 1, 2019 through November 30, 2022		Performance period December 1, 2020 through November 30, 2023
Holder Status:	Vesting Percentage:	Holder Status:	Vesting Percentage:	Holder Status:	Vesting Percentage:
Holder remains employed until February 1, 2022	200%	Holder remains employed until February 1, 2023	200%	Holder remains employed until February 1, 2024	200%
Holder experiences qualifying termination	200%	Holder experiences qualifying termination	175%	Holder experiences qualifying termination	150%
If none of the above criteria are satisfied	—%	If none of the above criteria are satisfied	—%	If none of the above criteria are satisfied	—%

For the 2019 PSUs:
–If the holder of the applicable IHS Markit PSU award remains employed with S&P Global and its subsidiaries until February 1, 2022, 200%.
–If the holder of the applicable IHS Markit PSU award:
•experiences a termination of employment by S&P Global without cause; or
•terminates his or her employment for good reason, in each case during the 24-month period following the completion of the merger (or, for employees of IHS Markit with a title of Executive Vice President or Senior Vice President immediately prior to the completion of the merger, the 18-month period following completion of the merger), 200%.
–If the holder of the applicable IHS Markit PSU award does not satisfy any of the criteria in the immediately preceding bullets, 0%.

For the 2020 PSUs:
–If the holder of the applicable IHS Markit PSU award remains employed with S&P Global and its subsidiaries until February 1, 2023, 200 percent.
–If the holder of the applicable IHS Markit PSU award:
•experiences a termination of employment by S&P Global without cause; or
•terminates his or her employment for good reason, in each case during the 24-month period following the completion of the merger (or, for employees of IHS Markit with a title of Executive Vice President or Senior Vice President immediately prior to the completion of the merger, the 18-month period following the completion of the merger), 175 percent.
–If the holder of the applicable IHS Markit PSU award does not satisfy any of the criteria in the immediately preceding bullets, 0 percent.

For the 2021 PSUs:
–If the holder of the applicable IHS Markit PSU award remains employed with S&P Global and its subsidiaries until February 1, 2024, 200 percent.

–If the holder of the applicable IHS Markit PSU award:
•experiences a termination of employment by S&P Global without cause or terminates his or her employment for good reason, in each case during the 24-month period following the completion of the merger (or, for employees of IHS Markit with a title of Executive Vice President or Senior Vice President immediately prior to the completion of the merger, the 18-month period following completion of the merger), 150 percent.
–If the holder of the applicable IHS Markit PSU award does not satisfy any of the criteria in the immediately preceding bullets, 0 percent.

Upon completion of the merger, each then-outstanding IHS Markit PSU award that was granted in the calendar year in which the completion of the merger occurs, will, automatically and without any action on the part of the holder thereof be converted into an S&P Global performance share unit award with respect to a target number of shares of S&P Global common stock, rounded up to the nearest whole share of S&P Global common stock, determined by multiplying (1) the number of IHS Markit shares subject to such IHS Markit PSU award immediately prior to the completion of the merger (assuming target performance) by (2) the exchange ratio (such product, the “PSU target number”). The converted S&P Global performance share unit award will be subject to the same performance vesting opportunities and performance goals applicable to performance share unit awards granted by S&P Global in the calendar year in which the completion of the merger occurs. The actual number of shares of S&P Global common stock with respect to which each such converted S&P Global performance share unit award will vest will be determined based on actual performance, subject to the applicable holder remaining employed with S&P Global and its subsidiaries through February 1, 2025 (if the completion of the merger occurs in 2022); provided, however, that if the holder of the applicable converted S&P Global performance share unit award (1) experiences a termination of employment by S&P Global without cause or (2) terminates his or her employment for good reason, in each case during the 24-month period following the completion of the merger (or, for employees of IHS Markit with a title of Executive Vice President or Senior Vice President immediately prior to the completion of the merger, the 18-month period following completion of the merger), prior to February 1, 2025 (if the completion of the merger occurs in 2022), such holder will be entitled to full service-vesting of such converted S&P Global performance share unit award (including, for the avoidance of doubt, with respect to any such award that, prior to conversion, was a “partner unit plan” IHS Markit PSU award), and the number of shares with respect to which such award will vest will equal the PSU target number.

Long-Term Incentive Awards Granted in 2021

In 2021, all employees were eligible to receive equity awards as part of their total compensation. Participants receive an annual award of conditional share units.

Equity incentives for the NEOs are in the form of PSUs and RSUs for 2021. The PSUs cliff-vest after three years and pay out based upon performance against cumulative three-year financial objectives. The RSUs vest ratably over three years. We believe that our current three-year vesting period strikes an appropriate balance between incentivizing long-term strategic thinking and retaining key senior talent.

The HR Committee determined that for 2021 the Chairman and CEO, who has significant control and impact on long-term value creation, would be awarded long-term incentive awards in the form of 100 percent PSUs. The HR Committee determined that for 2021 the other NEOs (other than the Chairman and CEO), who have responsibility for long-term value creation but also shorter-term results and the execution of strategy, would be awarded long-term incentive awards in a ratio of 50 percent PSUs and 50 percent RSUs.

Table 7 sets forth the long-term incentive awards granted by the HR Committee to the NEOs in 2021 as part of their annual performance compensation. The number of long-term incentive awards granted in 2021 was calculated using the average closing price for the ten (10) trading days up to and including November 30, 2020. The awards were actually granted on February 1, 2021 with a grant date share price of $88.35.

Table 7. NEO 2021 Long-Term Incentive Awards
	PSUs at Target (#)(1)	PSUs at Threshold (40%) ($)	PSUs at Target (100%) ($)	PSUs at Maximum (200%) ($)	RSU (#)	RSU Grant Date Value ($)
Lance Uggla(2)	129,814	4,587,627	11,469,067	22,938,134	—	—
Jonathan Gear	13,411	473,945	1,184,862	2,369,724	13,411	1,184,862
Adam Kansler	16,093	568,727	1,421,817	2,843,633	16,093	1,421,817
Sari Granat	9,736	344,070	860,176	1,720,351	9,736	860,176
Edouard Tavernier	6,291	222,324	555,810	1,111,620	6,291	555,810
(1)	Performance for 2021 PSUs will be measured based on the three-year cumulative Adjusted EBITDA, three-year cumulative Adjusted EPS and 3-year TSR relative to the S&P 500 Index.
(2)
Mr. Uggla’s annual target stock award grant was increased from $11,000,000 in 2020 to approximately $12,100,000 in 2021 to enhance the competitiveness of his total pay opportunity and a continued link to performance.

Table 8 sets out the performance and payout schedule for 2021 PSUs.

Table 8. Performance Measures for 2021 PSUs
2021 - 2023 Performance	3-Yr Cumulative Adj. EBITDA Payout as Percent of Target	3-Yr Cumulative Adj. EPS Payout as a Percent of Target	3-Yr Relative TSR Award Multiplier	PSU Award Payout as a Percent of Target
(a) Minimum	—%	—%		—%
(b) Threshold	50%	50%	0.8	40%
(c) Target	100%	100%	1	100%
(d) Maximum	167%	167%	1.4	200%

Certain material terms of the 2021 long-term equity awards are summarized below.

Overview of Material Terms for 2021 PSUs

–PSUs provide participants with long-term variable compensation that has a metrics-based outcome, using both absolute and relative performance objectives. The ultimate value of the payout in PSUs is tied to the Company’s performance through both a metrics-based outcome and relative share price. PSUs granted to NEOs in 2021 will be paid at 0 percent to 200 percent of the initial target award based on cumulative Adjusted EBITDA and cumulative Adjusted EPS metrics, with a relative TSR modifier, over the 2021 to 2023 performance period.

–PSUs are eligible to receive dividend equivalents equal to the dividends the PSU holder would have received if they had been the actual record owner of the underlying common shares on each dividend record date. The dividend equivalents are subject to the same vesting terms as the underlying PSUs. The holder of the PSUs will be credited with any cash dividends, without earnings, payable on the number of common shares that vest based on the Company’s actual achievement of the performance objectives.

–The HR Committee will make adjustments to Adjusted EBITDA performance targets for the impact of acquisitions and divestitures above a certain dollar threshold. Further, if the HR Committee determines it is necessary or appropriate to maintain the intended economics of PSUs, the HR Committee may make adjustments as it deems equitable for unforeseen changes to the macroeconomic business environment, unanticipated regulatory changes or changes in GAAP or the application thereof that materially affects the performance objectives.

Overview of Material Terms for 2021 RSUs

–RSUs provide participants with annual equity-based incentives. The value of RSUs is tied to the Company’s performance through our share price.

–The common shares underlying RSUs are generally vested and delivered in three equal installments on the first, second and third anniversaries of the grant date.

–RSUs are eligible to receive dividend equivalents equal to the dividends the RSU holder would have received if they had been the actual record owner of the underlying common shares on each dividend record date. The dividend equivalents are subject to the same vesting terms as the underlying RSUs. The holder of the RSUs will be credited with any cash dividends, without earnings, payable on the number of common shares that vest.

As explained above, in January 2022, Messrs. Uggla and Gear and Ms. Granat received cash awards in lieu of the equity grants that they would have received in February 2022 (as part of their total compensation for 2021). They received these awards, because of the anticipated timing of the completion of the merger with S&P Global, following which they will not receive any equity grants from S&P Global. Messrs. Kansler and Tavernier did not receive these awards, because they are expected to receive equity grants from S&P Global. The cash awards to Mr. Gear and Ms. Granat were granted under the retention program that we established in connection with the merger with S&P Global and are subject to the terms of that program. Because of the SEC’s disclosure rules, the cash amount for Mr. Uggla is reported under the “bonus” column of the Summary Compensation Table that is included in this Form 10-K, whereas, if his award had been granted in the form of equity compensation, it would have been reported under the “stock awards” column of the Summary Compensation Table included in our 2023 proxy statement.

Benefits and Perquisites

The Company provides its NEOs with life and medical insurance, and other benefits generally available to all colleagues. IHS Markit sponsors a qualified defined contribution plan (401(k) plan for U.S. colleagues) that provides matches to employee contributions.

The Company believes that perquisites should be kept to a minimum. No NEO other than Mr. Uggla received perquisites in 2021 that exceeded the $10,000 disclosure threshold. Mr. Uggla traveled from the United Kingdom to the United States in July 2021 for special medical treatments by private airplane, which was paid by the Company with the approval of the HR Committee.

Role of Management, HR Committee and Independent Compensation Consultant

Role of Management

At the HR Committee’s request, the Company’s management provides the HR Committee with information, analyses, and recommendations regarding the Company’s executive compensation program and policies and assists the HR Committee in carrying out its responsibilities. The HR Committee also meets regularly in executive session without management present, including regularly meeting with the committee’s independent compensation consultant. While the HR Committee considers the recommendations of the CEO regarding executive officer compensation levels (other than with respect to his own compensation), the HR Committee ultimately makes all decisions relating to executive officer compensation.

Role of the HR Committee

The HR Committee, which is currently composed of six independent directors, is responsible for the compensation of the executive officers. This means that the HR Committee sets base salaries and short-term and long-term incentive targets and approves the individual compensation elements for each executive officer.

In consultation with Pay Governance, the HR Committee’s independent compensation consultant, and Company management, the HR Committee actively oversees the design process of the Company’s executive incentive compensation programs and provides the final approval of incentive programs and quantitative performance metrics for our executive officers.

The HR Committee establishes target compensation and performance objectives for the executive officers and determines annual incentive payments for the prior year, based upon a review of the performance achieved. As the HR Committee makes its decisions, it considers financial results in the most recent year, analysis against the compensation peer group of companies, feedback from shareholders through the Company’s engagement activities, feedback from prior year reports of proxy advisors, and input from the independent compensation consultant. The HR Committee reviews and approves compensation with a view to support the Company’s long-range plans, achieve superior annual and long-term financial results and make continued progress on the Company’s long-term strategic objectives.

Role of the Independent Compensation Consultant

In 2021, after reviewing Pay Governance’s service to the HR Committee in 2020, the HR Committee engaged Pay Governance as its independent compensation consultant to provide guidance on executive compensation and related governance matters. In choosing Pay Governance, the HR Committee was specifically searching for a credible leader in the executive compensation field with diversified industry experience and independence from the Company.

During 2021, Pay Governance advised the HR Committee on the CEO total pay package; provided a competitive review of executive compensation relative to our peer group of companies in light of the COVID-19 pandemic, an assessment of independent director compensation and regular updates on executive compensation trends and regulatory developments; provided the HR Committee with a compensation risk assessment and assisted in the review of our CD&A and with other executive compensation and governance matters that arose during the course of the year. While the HR Committee considers the recommendations of Pay Governance, the HR Committee ultimately makes all decisions relating to executive officer compensation.

In July 2021, Pay Governance presented the results of its risk assessment to the HR Committee. It reviewed the attributes and structure of IHS Markit’s executive compensation program for the purpose of identifying potential sources of risk within the program design. Its assessment considered IHS Markit’s 2020 and 2021 compensation programs and the Summary Compensation Table values as presented in IHS Markit’s 2020 and 2021 proxy statements. Based on its review, it did not observe any compensation program attributes that, when considered in the context of our overall program and oversight framework, indicate that our programs are designed to, or have attributes that suggest they would support, inappropriate risk-taking by executives or employees.

The HR Committee has direct access to the Pay Governance advisors. Pay Governance had not previously provided services to Markit or IHS prior to the Merger. Pay Governance does not perform any other work for IHS Markit, does not trade in IHS Markit common shares, and does not have any other economic interests or other relationships that would conflict with its obligation to provide impartial advice to the HR Committee.

Employment Contracts, Termination of Employment Arrangements, and Change in Control Arrangements

Both IHS and Markit had entered into employment agreements and severance agreements with certain NEOs prior to the merger of the two companies in 2016. In 2018, the HR Committee approved the terms of a new form of employment agreement for IHS Markit executive officers. During 2019, Mr. Uggla signed a new employment agreement. In January 2020, Mr. Tavernier signed a new employment agreement. In 2019, the Company adopted a retirement policy, as amended in 2020, that provides eligible employees of the Company, including eligible executive officers, certain benefits upon their retirement in accordance with the terms of the policy. These employment agreements, retirement policies and severance agreements are described under “Executive Employment Agreements” and “Potential Payments upon Termination or Change in Control.”

Compensation and Risk

As it designed the Company’s compensation philosophy and strategy, the HR Committee considered the balance between appropriately motivating executives and employees and ensuring that the Company’s compensation program does not encourage excessive risk-taking. The HR Committee, with the assistance of Pay Governance, annually reviews and assesses the risks arising from the Company’s compensation policies and practices. The HR Committee believes that the balance between the Company’s cash and equity incentives, selection of performance measures, and other governance practices, such as our share ownership guidelines, hedging and pledging policy, incentive compensation recoupment policy, and sound internal controls over financial reporting to ensure that performance-based compensation is earned on the basis of accurate financial data, all help ensure that the Company’s compensation plans and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Accounting and Tax Treatment

The HR Committee considers the anticipated accounting and tax treatment to IHS Markit and to the executive officers in its decision-making process. From an accounting perspective, the HR Committee’s preference is that there are no significant negative accounting implications due to the design of the compensation program.
Our compensation programs are designed with Sections 409A and 457A of the U.S. Internal Revenue Code in mind, with the intent to avoid adverse tax consequences for our executive officers.

Definitions of Non-GAAP Financial Measures

Throughout this CD&A, we refer to Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS (“earnings per share”). These are non-GAAP financial measures used to supplement our financial statements, which are based on GAAP. We also refer to Revenue, which is a GAAP financial measure.

We define “EBITDA” as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of “Adjusted EBITDA” further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring and impairment charges, acquisition-related costs and performance compensation, exceptional litigation, net other gains and losses, pension mark-to-market and settlement expense, the impact of equity-method investments and noncontrolling interests, and discontinued operations). “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by Revenue.

We define “Adjusted EPS” as Adjusted Net Income divided by diluted weighted average shares. “Adjusted Net Income” is defined as net income plus or minus primarily non-cash items and other items that management does not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, amortization related to acquired intangible assets, restructuring and impairment charges, acquisition-related costs and performance compensation, acquisition financing fees, net other gains and losses, pension mark-to-market and settlement expense, the impact of equity-method investments and noncontrolling interests, and discontinued operations, all net of the related tax effects).

We define “free cash flow” as net cash provided by operating activities less capital expenditures.

Reconciliations of our non-GAAP measures to comparable GAAP measures are provided in the schedules to each of our quarterly earnings releases. The most recent non-GAAP reconciliations and definitions were furnished as an exhibit to our Form 8-K filed on January 21, 2022 (in the schedules to our most recent quarterly earnings release for the year ended November 30, 2021) and in the Annual Report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. They are also available on our website (http://investor.ihsmarkit.com).

Compensation Committee Interlocks and Insider Participation

None of the members of the HR Committee were at any time during 2020, or at any other time, an officer or employee of IHS Markit or any of our subsidiaries or had any relationship requiring disclosure under the SEC’s rules regarding related person transactions. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or the HR Committee.

Executive Compensation Tables
Table 1. 2021 Summary Compensation Table
Table 1 sets forth information concerning compensation earned by or paid to the following persons for the years 2021, 2020 and 2019:
(i) the CEO as our principal executive officer;

(ii) the CFO as our principal financial officer;
(iii) our three other most highly compensated executive officers who served in such capacities as of November 30, 2021, the last day of our fiscal year, determined by calculating the total 2021 compensation.
We refer to these individuals collectively as our “named executive officers” or “NEOs.”

Table 1. 2021 Summary Compensation Table
		Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Lance Uggla (6)	2021	1,200,000	9,113,333	11,469,067	2,642,880	—	204,545	24,629,825
Chairman and CEO	2020	925,000	—	12,039,714	2,076,000	—	24,620	15,065,334
	2019	1,200,000	—	10,073,924	1,728,000	—	65,392	13,067,316
Jonathan Gear (7)	2021	650,000	—	2,369,724	715,780	—	13,896	3,749,400
Exec. Vice Pres. and CFO	2020	518,333	—	2,188,996	562,250	50	13,441	3,283,070
	2019	587,500	—	1,901,409	405,000	5,394	13,227	2,912,530
Adam Kansler(8)	2021	650,000	—	2,843,633	715,780	—	13,896	4,223,309
Exec. Vice Pres., President of	2020	518,333	—	2,325,897	562,250	—	13,441	3,419,921
Financial Services	2019	587,500	—	1,750,344	405,000	1,492	13,227	2,757,563
Sari Granat(9)	2021	575,000	—	1,720,351	633,190	—	13,896	2,942,437
Exec. Vice Pres., Chief Admin.	2020	463,333	—	1,805,894	497,375	—	13,441	2,780,043
Officer and Gen. Counsel	2019	550,000	—	1,511,063	371,250	—	13,309	2,445,622
Edouard Tavernier(10)	2021	532,927	—	1,111,620	605,790	—	15,685	2,266,021
Exec. Vice Pres., Transportation

(1)	For 2021, the amount represents a cash award in lieu of the equity grant that Mr. Uggla would have received in February 2022 (as part of his total compensation for 2021). He received this award, because of the anticipated timing of the completion of the merger with S&P Global, following which he will not receive any equity grants from S&P Global. Because of the SEC’s disclosure rules, the cash award for Mr. Uggla is reported under the “bonus” column of this Summary Compensation Table, whereas, if his award had been granted in the form of equity compensation, it would have been reported under the “stock awards” column of the Summary Compensation Table included in our 2023 proxy statement.
(2)
The value of stock awards were calculated in accordance with FASB ASC Topic 718. The value reported for PSUs reflects the grant date fair value of PSUs assuming target performance level. The number of RSUs and PSUs awarded was determined by dividing the award value approved by the HR Committee by the average closing price of common shares for the 10 days leading up to and including the last trading day of the respective fiscal year. Any estimated forfeitures are excluded from the values reported in this table. For a discussion of the assumptions made in valuing these awards and a description of how we factor forfeitures into our overall equity compensation expense, refer to “Note 15—Stock-based Compensation” to our audited financial statements contained in the Annual Report.

(3)	For 2021, the amounts represent payments made under our annual cash incentive plan, which were made in 2022 based on achievement of pre-determined 2021 objectives. For 2020, the amounts represent payments made under our annual cash incentive plan, which were made in 2021 based on achievement of pre-determined 2020 objectives. For 2019, the amounts represent payments made under our annual cash incentive plan, which were made in 2020 based on achievement of pre-determined 2019 objectives.
(4)
Amounts include the aggregate increase in actuarial value to the NEO of pension benefits accrued for Mr. Gear based on the November 30th measurement date used for financial statement reporting purposes. Generally, actuarial values decreased from 2018 to 2019 primarily due to a change in the discount rate. Assumptions used to calculate the change in pension value are discussed in “Note 14—Pensions and Postretirement Benefits” to our audited financial statements contained in the Annual Report. Amounts also include the increase in value to the NEO of deferred compensation benefits for Mr. Kansler.

(5)	The table below provides a breakdown of Other Annual Compensation for 2021.
	Table 1.a. All Other Compensation
Description	Uggla	Gear	Kansler	Granat	Tavernier
Retirement Plan Contributions(a)	85,704	12,825	12,825	12,825	—
Dollar Value of Life Insurance	1,887	1,071	1,071	1,071	1,490
Perquisite Benefits(b)(c)	116,954	—	—	—	14,195
Total	204,545	13,896	13,896	13,896	15,685

(a)	Mr. Uggla receives the 6 percent employer contribution as taxable cash in lieu of the contribution to pension. Messrs. Gear and Kansler and Ms. Granat receive 401(k) company contributions. Mr. Tavernier pays 3 percent into the UK pension scheme and receives 6 percent employer contribution into the UK pension scheme.
(b)
Mr. Uggla's perquisites represent (i) a health screening and (ii) payments related to the cost of a personal trip by private aircraft ($109,154), as approved by the HR Committee. The cost of the trip is the amount charged to IHS Markit for that trip by the third-party vendor which operates the private jet service in which IHS Markit has purchased a set number of travel hours.

(c) Mr. Tavernier’s perquisites represent the cost of a health screening ($7,800) and legal expenses ($6,395) in connection with the negotiation of his employment terms with S&P Global.
(6)	Mr. Uggla’s 2021 base salary remained at $1,200,000. For 2021, Mr. Uggla’s annual target stock award grant was increased from $11,000,000 in 2020 to $12,100,000 to enhance the competitiveness of his total pay opportunity. Mr. Uggla’s 2021 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. The 2021 PSU grant was converted to share units using the average closing share price for the ten days leading up to November 30, 2020, the last day of the fiscal year, of $93.21. The grant value reported in the table above is based on the February 1, 2021 grant date fair market value of $88.35. In addition, the 2021 PSUs have a threshold value of 40 percent of target ($4,587,627) and a maximum payout of 200 percent of target ($22,938,134), provided stretch performance objectives are met. Mr. Uggla’s 2020 base salary remained at $1,200,000. In response to the COVID-19 pandemic’s potential adverse financial impact on the Company, and at the request of the named executive officers, the Committee approved certain adjustments to the base salaries of the named executive officers for 2020. Mr. Uggla’s 2020 earned base salary was $925,000. This table reflects the base salary actually earned during 2020. For 2020, Mr. Uggla’s annual target stock award grant was increased from $10,000,000 in 2019 to $11,000,000 to enhance the competitiveness of his total pay opportunity. Mr. Uggla’s 2020 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. In addition, the 2020 PSUs have a threshold value of 40 percent of target ($4,815,886) and a maximum payout of 200 percent of target ($24,079,428), provided stretch performance objectives are met. Mr. Uggla’s 2019 base salary remained at $1,200,000. During 2019, the HR Committee approved an increase of Mr. Uggla’s target cash incentive bonus from 160 percent to 200 percent of base salary and an increase of Mr. Uggla’s annual target stock award grant from $8,000,000 to $10,000,000 with an effective date of December 1, 2018 to (i) reflect Mr. Uggla’s role as Chairman and CEO and (ii) enhance the competitiveness of his total pay opportunity. Mr. Uggla’s 2018 and 2019 PSU grants are shown in the “Stock Awards” column in this table and are based on the value of common shares that would be received should the target performance be met. In addition, the 2019 PSUs have a threshold value of 40 percent of target ($4,029,570) and a maximum payout of 200 percent of target ($20,147,849), provided stretch performance objectives are met.
(7)	Mr. Gear’s 2021 base salary remained at $650,000. Mr. Gear’s 2021 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. The 2021 PSU grant was converted to share units using the average closing share price for the ten days leading up to November 30, 2020, the last day of the fiscal year, of $93.21. The grant value reported in the table above is based on the February 1, 2021 grant date fair market value of $88.35. In addition, the 2021 PSUs have a threshold value of 40 percent of target ($473,945) and a maximum payout of 200 percent of target ($2,369,724), provided stretch performance objectives are met. Mr. Gear’s base salary was increased from $600,000 to $650,000 effective March 1, 2020. In response to the COVID-19 pandemic’s potential adverse financial impact on the Company, and at the request of the named executive officers, the Committee approved certain adjustments to the base salaries of the named executive officers for 2020. Mr. Gear’s 2020 earned base salary was $518,333. This table reflects the base salary actually earned during 2020. Mr. Gear’s 2020 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. In addition, the 2020 PSUs have a threshold value of 40 percent of target ($437,799) and a maximum payout of 200 percent of target ($2,188,996), provided stretch performance objectives are met. For 2020, the HR Committee approved an increase of Mr. Gear’s target cash incentive bonus from 75 percent to 100 percent of base salary. In 2019. Mr. Gear’s base salary was increased from $550,000 to $600,000 effective March 1, 2019. Mr. Gear’s 2019 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. In addition, the 2019 PSUs have a threshold value of 40 percent of target ($380,282) and a maximum payout of 200 percent of target ($1,901,409), provided stretch performance objectives are met.
(8)	Mr. Kansler’s 2021 base salary remained at $650,000. Mr. Kansler’s 2021 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. The 2021 PSU grant was converted to share units using the average closing share price for the ten days leading up to November 30, 2020, the last day of the fiscal year, of $93.21. The grant value reported in the table above is based on the February 1, 2021 grant date fair market value of $88.35. In addition, the 2021 PSUs have a threshold value of 40 percent of target ($568,727) and a maximum payout of 200 percent of target ($2,843,633), provided stretch performance objectives are met. Mr. Kansler’s base salary was increased from $600,000 to $650,000 effective March 1, 2020. In response to the COVID-19 pandemic’s potential adverse financial impact on the Company, and at the request of the named executive officers, the Committee approved certain adjustments to the base salaries of the named executive officers for 2020. Mr. Kansler’s 2020 earned base salary was $518,333. This table reflects the base salary actually earned during 2020. Mr. Kansler’s 2020 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. In addition, the 2020 PSUs have a threshold value of 40 percent of target ($465,179) and a maximum payout of 200 percent of target ($2,325,897), provided stretch performance objectives are met. For 2020, the HR Committee approved an increase of Mr. Kansler’s target cash incentive bonus from 75 percent to 100 percent of base salary. Mr. Kansler’s base salary was increased from $550,000 to $600,000 effective March 1, 2019. Mr. Kansler’s 2019 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. In addition, the 2019 PSUs have a threshold value of 40 percent of target ($350,069) and a maximum payout of 200 percent of target ($1,750,344), provided stretch performance objectives are met.
(9)	Ms. Granat’s 2021 base salary remained at $575,000. Ms. Granat’s 2021 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. The 2021 PSU grant was converted to share units using the average closing share price for the ten days leading up to November 30, 2020, the last day of the fiscal year, of $93.21. The grant value reported in the table above is based on the February 1, 2021 grant date fair market value of $88.35. In addition, the 2021 PSUs have a threshold value of 40 percent of target ($344,070) and a maximum payout of 200 percent of target ($1,720,351), provided stretch performance objectives are met. For 2020, Ms. Granat received an increase from $550,000 to $575,000 effective April 1, 2020. In response to the COVID-19 pandemic’s potential adverse financial impact on the Company, and at the request of the named executive officers, the Committee approved certain adjustments to the base salaries of the named executive officers for 2020. Ms. Granat’s 2020 earned base salary was $463,333. This table reflects the base salary actually earned during 2020. Ms. Granat’s 2020 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. In addition, the 2020 PSUs have a threshold value of 40 percent of target ($361,179) and a maximum payout of 200 percent of target ($1,805,894), provided stretch performance objectives are met. For 2020, the HR Committee approved an increase of Ms. Granat’s target cash incentive bonus from 75 percent to 100 percent of base salary. For 2019, Ms. Granat received an increase in base salary from $475,000 to $550,000. Ms. Granat’s 2019 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. In addition, the 2019 PSUs have a threshold value of 40 percent of target ($302,213) and a maximum payout of 200 percent of target ($1,511,063), provided stretch performance objectives are met.
(10)
Mr. Tavernier is a new NEO for 2021. Mr. Tavernier’s base salary is set in GBP and was £400,000 in 2021 with an actual earned amount for the period of £387,500, or $532,927 when converted to USD using the fiscal year 2021 monthly average exchange rate of 0.7271. Mr. Tavernier’s salary increased from £350,000 to £400,000 in March 2021 to enhance the competitiveness of his total pay opportunity. Mr. Tavernier’s 2021 PSU grant is shown in the “Stock Awards” column in this table and is based on the value of common shares that would be received should the target performance be met. The 2021 PSU grant was converted to share units using the average closing share price for the ten days leading up to November 30, 2020, the last day of the fiscal year, of $93.21. The grant value reported in the table above is based on the February 1, 2021 grant date fair market value of $88.35. In addition, the 2021 PSUs have a threshold value of 40 percent of target ($222,324) and a maximum payout of 200 percent of target ($1,111,620), provided stretch performance objectives are met. Mr. Tavernier’s target cash incentive bonus is 100 percent of base salary.

2021 Grants of Plan-Based Awards
Table 2 provides information regarding grants of plan-based awards for the NEOs.

Table 2. 2021 GRANTS OF PLAN-BASED AWARDS
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
			Date Award Approved	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Lance Uggla				1,200,000	2,400,000	4,800,000
	2/1/2021	(3)	1/14/2021				51,926	129,814	259,628		12,364,784
Jonathan Gear				325,000	650,000	1,300,000
	2/1/2021	(4)	1/14/2021				5,364	13,411	26,822		1,277,398
	2/1/2021	(5)	1/14/2021							13,411	1,184,862
Adam Kansler				325,000	650,000	1,300,000
	2/1/2021	(6)	1/14/2021				6,437	16,093	32,186		1,532,858
	2/1/2021	(7)	1/14/2021							16,093	1,421,817
Sari Granat				287,500	575,000	1,150,000
	2/1/2021	(8)	1/14/2021				3,894	9,736	19,472		927,354
	2/1/2021	(9)	1/14/2021							9,736	860,176
Edouard Tavernier				275,059	550,118	1,100,236
	2/1/2021	(10)	1/14/2021				2,516	6,291	12,582		599,218
	2/1/2021	(11)	1/14/2021							6,291	555,810

(1)	The amounts in these columns reflect ranges of possible payouts under our 2021 cash incentive plan. Under the cash incentive plan, threshold performance must be met in order for there to be any payout. We made various assumptions to determine the estimated payouts shown in the table above, including:
—    Threshold amounts assume financial performance at 50 percent.
—    Target amounts assume financial performance payout at 100 percent.
—    Maximum amounts assume financial performance at 200 percent.
Actual payouts made in February 2022 based on 2021 performance will be 110.1 percent of Target as follows: Mr. Uggla $2,642,880; Mr. Gear $715,780; Mr. Kansler $715,780; Ms. Granat $633,190; and Mr. Tavernier $605,790.
(2)	Grant date fair value is calculated in accordance with FASB ASC Topic 718.
(3)	On February 1, 2021, Mr. Uggla was granted 129,814 PSUs that will be earned after the end of 2023 based upon achievement of 2021-2023 Company performance objectives. The grant date fair value reported is at a target performance level. The grant date fair value at threshold performance level is $4,945,913 (50 percent x 0.80 = 40 percent) and the grant date fair value at maximum performance level is $24,729,567 (167 percent x 1.4 = 233.8 percent; capped at 200 percent of target).
(4)	On February 1, 2021, Mr. Gear was granted 13,411 PSUs that will be earned after the end of 2023 based upon achievement of 2021-2023 Company performance objectives. The grant date fair value reported is at a target performance level. The grant date fair value at threshold performance level is $510,959 (50 percent x 0.80 = 40 percent) and the grant date fair value at maximum performance level is $2,554,796 (167 percent x 1.4 = 233.8 percent; capped at 200 percent of target).
(5)	On February 1, 2021, Mr. Gear was granted 13,411 RSUs of which one third are scheduled to vest on each of February 1, 2022, February 1, 2023 and February 1, 2024.
(6)	On February 1, 2021, Mr. Kansler was granted 16,093 PSUs that will be earned after the end of 2023 based upon achievement of 2021-2023 Company performance objectives. The grant date fair value reported is at a target performance level. The grant date fair value at threshold performance level is $613,143 (50 percent x 0.80 = 40 percent) and the grant date fair value at maximum performance level is $3,065,717 (167 percent x 1.4 = 233.8 percent; capped at 200 percent of target).
(7)	On February 1, 2021, Mr. Kansler was granted 16,093 RSUs of which one-third are scheduled to vest on each of February 1, 2022, February 1, 2023 and February 1, 2024.
(8)	On February 1, 2021, Ms. Granat was granted 9,736 PSUs that will be earned after the end of 2023 based upon achievement of 2021-2023 Company performance objectives. The grant date fair value reported is at a target performance level. The grant date fair value at threshold performance level is $370,942 (50 percent x 0.80 = 40 percent) and the grant date fair value at maximum performance level is $1,854,708 (167 percent x 1.4 = 233.8 percent; capped at 200 percent of target).
(9)	On February 1, 2021, Ms. Granat was granted 9,736 RSUs of which one-third are scheduled to vest on each of February 1, 2022, February 1, 2023 and February 1, 2024.
(10)	On February 1, 2021, Mr. Tavernier was granted 6,291 PSUs that will be earned after the end of 2023 based upon achievement of 2021-2023 Company performance objectives. The grant date fair value reported is at a target performance level. The grant date fair value at threshold performance level is $239,687 (50 percent x 0.80 = 40 percent) and the grant date fair value at maximum performance level is $1,198,436 (167 percent x 1.4 = 233.8 percent; capped at 200 percent of target).
(11)	On February 1, 2021, Mr. Tavernier was granted 6,291 RSUs of which one-third are scheduled to vest on each of February 1, 2022, February 1, 2023 and February 1, 2024.

Outstanding Equity Awards at 2021 Fiscal Year-End

Table 3 sets forth information concerning outstanding equity awards held by our NEOs as of November 30, 2021. The market value of the shares set forth under the “Stock Awards” columns was determined by multiplying the number of unvested or unearned shares by $127.82, the closing price of our common stock on November 30, 2021, the last day of our fiscal year.

Table 3. OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR-END
STOCK AWARDS
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)		($)(1)	(#)(2)		($)(1)
Lance Uggla	—		—	954,152	(7)	121,959,709
Jonathan Gear	54,297	(3)	6,940,243	142,330	(8)	18,192,621
Adam Kansler	31,560	(4)	4,033,999	170,906	(9)	21,845,205
Sari Granat	22,235	(5)	2,842,078	71,560	(10)	9,146,799
Edouard Tavernier	12,947	(6)	1,654,886	36,848	(11)	4,709,911

(1)	Value calculated using the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(2)	These awards consist of PSUs and Partner Unit Plan (PUP) awards that will vest based on future performance. The PSUs have three primary vesting levels: threshold, target and maximum. If threshold performance is not met, the award will be forfeited. The number of PSUs reported here may not reflect the actual number of PSUs that will vest. At threshold performance 40 percent of the PSUs would vest, at target performance 100 percent of the PSUs would vest and at maximum performance 200 percent of the PSUs would vest. Based on Company performance through November 30, 2021 and in accordance with SEC disclosure requirements, the number of PSUs reflected in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column reports the number of PSUs that would vest at actual performance of 200 percent of Target for the performance period 2019-2021, which was certified by the HR Committee in January 2021, and the number of PSUs that would vest if maximum performance is met for the performance periods 2020-2022 and 2021-2023. The actual number of PSUs that would vest, if any, will be based on the level of achievement of the applicable performance objective as of the actual end of the applicable performance period. The PUP awards have our standard PSU performance metrics and a longer vesting period up to five years. PUP awards vest ratably from year three to year five.
(3)	Consists of 25,511 RSUs that vested on December 31, 2021; 15,218 RSUs that are scheduled to vest on February 1, 2022; 9,097 RSUs that that are scheduled to vest on February 1, 2023; and 4,471 RSUs that that are scheduled to vest on February 1, 2024.
(4)	Consists of 15,915 RSUs that that are scheduled to vest on February 1, 2022; 10,280 RSUs that that are scheduled to vest on February 1, 2023; and 5,365 RSUs that that are scheduled to vest on February 1, 2024.
(5)	Consists of 11,927 RSUs that that are scheduled to vest on February 1, 2022; 7,062 RSUs that that are scheduled to vest on February 1, 2023; and 3,246 RSUs that that are scheduled to vest on February 1, 2024.
(6)	Consists of 7,046 RSUs that that are scheduled to vest on February 1, 2021; 3,804 RSUs that that are scheduled to vest on February 1, 2022; and 2,097 RSUs that that are scheduled to vest on February 1, 2023.
(7)	Consists of 389,180 PSUs that that are scheduled to vest on February 1, 2022 after the HR Committee certified the 2019-2021 performance achievement at 200 percent of target. Consists of 305,344 PSUs and 259,628 PSUs that would vest on the date on which the HR Committee certifies the satisfaction of the performance objectives, if maximum performance is achieved for 2020-2022 and 2021-2023, respectively. For 2020-2022, 61,069 PSUs would vest at threshold performance and 152,672 PSUs would vest at target performance. For 2021-2023, 51,926 PSUs would vest at threshold performance and 129,814 PSUs would vest at target performance.
(8)	Consists of 87,750 PSUs that are scheduled to vest on February 1, 2022 after the HR Committee certified the 2019-2021 performance achievement at 200 percent of target. Consists of 27,758 PSUs and 26,822 PSUs that would vest on the date on which the HR Committee certifies the satisfaction of the performance objectives, if maximum performance is achieved for 2020-2022 and 2021-2023, respectively. For 2020-2022, 5,552 PSUs would vest at threshold performance and 13,879 PSUs would vest at target performance. For 2021-2023, 5,364 PSUs would vest at threshold performance and 13,411 PSUs would vest at target performance.
(9)	Consists of 109,226 PSUs that that are scheduled to vest on February 1, 2022 after the HR Committee certified the 2019-2021 performance achievement at 200 percent of target. Consists of 29,494 PSUs and 32,186 PSUs that would vest on the date on which the HR Committee certifies the satisfaction of the performance objectives, if maximum performance is achieved for 2020-2022 and 2021-2023, respectively. For 2020-2022, 5,899 PSUs would vest at threshold performance and 14,747 PSUs would vest at target performance. For 2021-2023, 6,437 PSUs would vest at threshold performance and 16,093 PSUs would vest at target performance.

(10)	Consists of 29,188 PSUs that that are scheduled to vest on February 1, 2022 after the HR Committee certified the 2019-2021 performance achievement at 200 percent of target. Consists of 22,900 PSUs and 19,472 PSUs that would vest on the date on which the HR Committee certifies the satisfaction of the performance objectives, if maximum performance is achieved for 2020-2022 and 2021-2023, respectively. For 2020-2022, 4,580 PSUs would vest at threshold performance and 11,450 PSUs would vest at target performance. For 2021-2023, 3,894 PSUs would vest at threshold performance and 9,736 PSUs would vest at target performance.
(11)	Consists of 2,594 PUPs that that are scheduled to vest on February 1, 2022, 2,594 PUPs that are scheduled to vest on February 1, 2023 and 2,594 PUPs that are scheduled to vest on February 1, 2024 after the HR Committee certified the 2019-2021 performance achievement at 200 percent of target. Consists of 10,238 PSUs that would vest on the date on which the HR Committee certifies the satisfaction of the performance objectives, if maximum performance is achieved for 2020-2022. For 2020-2022, 2,048 PSUs would vest at threshold performance and 5,119 PSUs would vest at target performance. Consists of 6,246 PUPs that would vest one-third on each of February 1, 2023, February 1, 2024 and February 1, 2025 if the HR Committee certifies the satisfaction of the performance objectives at maximum performance achievement for 2020-2022. For 2020-2022, 1,249 PUPs would vest at threshold performance and 3,123 PUPs would vest at target performance. Consists of 12,582 PSUs that would vest on the date on which the HR Committee certifies the satisfaction of the performance objectives, if maximum performance is achieved for 2021-2023. For 2021-2023, 2,516 PSUs would vest at threshold performance and 6,291 PSUs would vest at target performance.
Option Exercises and Stock Vested During 2021

Table 4 provides information regarding options exercised and stock vested by our NEOs.

Table 4. Option exercises and stock vested during fiscal year 2021
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Name	(#)	($)	(#)	($)
Lance Uggla	—	—	336,134	29,993,237
Jonathan Gear	—	—	133,986	11,970,877
Adam Kansler	—	—	126,177	11,258,774
Sari Granat	90,000	7,673,878	34,609	3,088,161
Edouard Tavernier	—	—	14,053	1,253,949

(1)	Value realized on exercise is based on the difference between the closing price of IHS Markit common shares on the date of exercise and the exercise price.
(2)	The performance shares granted for the 2019-2021 performance period are scheduled to vest on February 1, 2022 and, therefore, are not reflected in the above table.
(3)	Value realized on vesting is based on the closing price of IHS Markit common shares on the date of vesting.

Executive Employment Agreements

Lance Uggla
Effective as of July 1, 2014, Markit entered into an employment agreement with Mr. Uggla, which was further amended on March 19, 2016 and on January 24, 2017. Effective as of April 12, 2019, the Company entered into a new employment agreement with Mr. Uggla, which superseded the previous agreement between Mr. Uggla and Markit, but reiterated some of the terms of the previous agreement.

Term
Mr. Uggla’s agreement does not entitle Mr. Uggla to employment for any specified period of time and his employment will continue to be considered employment-at-will. The Company may terminate Mr. Uggla’s employment by giving six months’ notice, which the Company may waive in whole or in part by providing payment in lieu of notice.

Base salary, bonus and benefits
The agreement provides for an initial base salary of $1,200,000 to be reviewed annually. Mr. Uggla’s salary is currently set in U.S. dollars, as described in “Compensation Discussion and Analysis.” Mr. Uggla will be eligible to participate in the annual cash incentive plan and may receive an incentive payment if he remains employed on the date the incentive is paid. The HR Committee in its sole discretion determines the amount of the incentive awards. Mr. Uggla is also entitled to participate in the employee benefits plans, programs and arrangements as are customarily accorded to our executives as well as the Pensions

Salary Sacrifice option, which allows Mr. Uggla to authorize the Company to pay a portion of his salary as an additional employer contribution to the Markit Group Personal Pension Plan.

The agreement originally provided for a target cash incentive of 160 percent of base salary and participation in the IHS Markit Ltd. 2014 Equity Incentive Award Plan. Mr. Uggla’s target cash incentive was increased by the HR Committee to 200 percent of base salary for 2020. Mr. Uggla’s annual target stock award grant was increased from $10,000,000 to $11,000,000 with an effective date of December 1, 2019. The target stock award increase was approved by the HR Committee in January 2020 to enhance the competitiveness of his total pay opportunity.

Covenants
Under Mr. Uggla’s agreement, he has agreed not to disparage the Company or any of our subsidiaries and to maintain the confidentiality of our proprietary or confidential information at all times during his employment and thereafter, and he has assigned to us all of the intellectual property rights in any work product created or developed by him during the term of his employment. He has also agreed not to compete with the Company during the term of his employment and the 12-month period following termination of his employment and not to solicit any of the Company’s customers, employees, or prospective customers of any of our subsidiaries during that restricted period.
Termination provisions
Upon an involuntary termination without cause or a termination for defined good reason, Mr. Uggla will be eligible to receive (i) severance equal to one times the sum of base salary and target bonus, payable in 12 monthly installments, plus a pro rata bonus payment based on actual results, (ii) continuation of health and welfare benefits for 24 months following such termination of employment and (iii) pro rata vesting of all his unvested equity awards based on service during the vesting period and, in the case of performance awards, actual results.

Termination due to death or disability
Upon a termination due to death or permanent disability, all unvested time-based equity awards will fully vest and unvested performance-based equity awards will continue to vest based on actual results and, in the event of a termination due to permanent disability, Mr. Uggla will receive continuation of health and welfare benefits for 24 months following his termination of employment.

Termination following a change in control
Upon an involuntary termination without cause or a termination for defined good reason that occurs within 18 months following a change in control (as defined in the IHS Markit Ltd. 2014 Equity Incentive Award Plan) that occurs after the effective date of the agreement, Mr. Uggla will be eligible to receive (i) severance equal to two times the sum of base salary and target bonus, plus a pro rata bonus payment based on target levels, payable in 12 monthly installments, (ii) continuation of health and welfare benefits for 24 months following such termination of employment and (iii) full vesting of all his unvested equity awards with performance-based awards vesting at target levels.

The termination benefits described above are subject to Mr. Uggla executing a release in favor of IHS Markit. These benefits are enumerated in “Potential Payments upon Termination or Change in Control.”

Jonathan Gear

Effective as of June 1, 2014, IHS entered into an employment agreement with Mr. Gear, which was amended prior to the Merger by a letter agreement entered into on July 8, 2016 (collectively, the “July 2016 Agreement”). The July 2016 Agreement included general employment terms and provided for payments upon certain terminations of employment, including enhanced severance upon a termination of employment that occurred prior to January 31, 2019. The July 2016 Agreement also provided that Mr. Gear was eligible for a transition cash award of $550,000, which would have been payable on December 31, 2018, subject to his remaining employed with the Company as of that date. However, effective as of April 2, 2017, the Company entered into a new employment agreement with Mr. Gear, which superseded the July 2016 Agreement and waived the transition cash award, but reiterated some of the terms of the previous agreements.

Term
Mr. Gear’s new agreement does not entitle Mr. Gear to employment for any specified period of time and his employment will continue to be considered employment-at-will. The Company may terminate Mr. Gear’s employment without notice, but Mr. Gear is required to provide six months’ notice to the Company if he intends to resign.

Base salary, bonus, benefits and long-term incentive awards

Mr. Gear’s new agreement provided for an initial base salary of $550,000. The HR Committee increased Mr. Gear’s base salary to $600,000 in January 2019, with an effective date of March 1, 2019, and to $650,000 in January 2020, with an effective date of March 1, 2020. Mr. Gear’s base salary may be reviewed and remains subject to adjustment in subsequent years. Mr. Gear’s salary is currently set in U.S. dollars, as described in “Compensation Discussion and Analysis.” Mr. Gear is eligible to participate in the annual cash incentive plan with a target bonus that was originally 75 percent of his base salary (increased to 100 percent of base salary in 2020), which bonus payout will be based on actual business results and subject to Mr. Gear’s continued employment through the payment date. Mr. Gear is also entitled to participate in the employee benefits plans, programs and arrangements as are customarily accorded to our executives. The agreement also provides that Mr. Gear will be eligible to receive discretionary long-term incentive awards as approved by the HR Committee in accordance with the IHS Markit 2014 Equity Incentive Award Plan.

Special Award
In connection with Mr. Gear’s new agreement, in 2017, the HR Committee approved four special long-term incentive award grants to Mr. Gear to ensure his continued efforts through December 2021. He received three PSU grants with a total grant date value of $3.208 million. Each PSU grant cliff-vests based on actual performance against three-year financial objectives (2017-2019, 2018-2020, and 2019-2021). Mr. Gear also received an RSU grant with a total grant date value of $3.208 million.

Covenants
Under Mr. Gear’s new agreement, he has agreed to maintain the confidentiality of the Company’s proprietary or confidential information at all times during his employment and thereafter, and he has assigned to us all of the intellectual property rights in any work product created or developed by him during the term of his employment. He has also agreed not to compete with the Company during the term of his employment and the 12-month period following termination of his employment. He has also agreed not to solicit any of our customers, employees, consultants, or suppliers, or other person or entity having material business relations with the Company or its subsidiaries during that restricted period.

Termination after January 31, 2019
Upon an involuntary termination without cause or a termination for defined good reason that occurs after January 31, 2019, Mr. Gear will be eligible to receive (i) severance equal to one times salary and target bonus plus a pro rata bonus payment based on actual results, (ii) continuation of health and welfare benefits for 12 months following such termination of employment and (iii) pro rata vesting of all his unvested equity awards based on service during the vesting period and, in the case of performance awards, actual results.

Termination due to death or disability
Upon a termination due to death or permanent disability, all unvested time-based equity awards will fully vest and performance-based equity awards will vest based on actual results and, in the event of a termination due to permanent disability, Mr. Gear will receive continuation of health and welfare benefits for 12 months following his termination of employment.

Termination following a change in control
Upon an involuntary termination without cause or a termination for defined good reason that occurs within 18 months following a change in control (as defined in the IHS Markit 2014 Equity Incentive Award Plan) that occurs after the effective date of the agreement, Mr. Gear will be eligible to receive (i) severance equal to two times salary and target bonus plus a pro rata bonus payment based on target levels, (ii) continuation of health and welfare benefits for 24 months following such termination of employment and (iii) full vesting of all his unvested equity awards with performance-based awards vesting at target levels.

Additionally, in the event of an involuntary termination without cause or a termination for defined good reason that occurs prior to the vesting of the special award, this award will fully vest at target levels, if the termination occurs prior to the performance period provided in the award agreement, or based on actual results, if the termination occurs after such performance period. The termination benefits described above are subject to Mr. Gear executing a release in favor of IHS Markit. These benefits are enumerated in “Potential Payments upon Termination or Change in Control.”

Mr. Gear succeeded Mr. Hyatt as Executive Vice President and Chief Financial Officer, effective February 1, 2020. No change to Mr. Gear’s compensation occurred in connection with this new position, other than the annual compensation review approved by the HR Committee for all executive officers for 2020.

Mr. Gear will step down as Executive Vice President and Chief Financial Officer of the Company upon close of the merger with S&P Global.

Adam Kansler

Effective as of July 1, 2014, Markit entered into an employment agreement with Mr. Kansler, which was amended on July 11, 2016. Effective as of February 15, 2018, the Company entered into a new employment agreement with Mr. Kansler, which superseded the previous agreement between Mr. Kansler and Markit, but reiterated some of the terms of the previous agreement.

Term
Mr. Kansler’s new employment agreement does not provide for a specified term, but Mr. Kansler is required to provide the Company with six months’ notice if he intends to resign (as opposed to only in the context of a termination for defined good reason).

Base salary, bonus, benefits and long-term incentive awards
Mr. Kansler’s new employment agreement provided for an initial base salary of $550,000. The HR Committee increased Mr. Kansler’s base salary to $600,000 in January 2019, with an effective date of March 1, 2019, and to $650,000 in January 2020, with an effective date of March 1, 2020. Mr. Kansler’s base salary may be reviewed and remains subject to adjustment in subsequent years. Mr. Kansler is eligible to participate in the annual cash incentive plan with a target bonus that was originally 75 percent of his base salary (increased to 100 percent of base salary in 2020), which bonus payout will be based on actual business results and subject to Mr. Kansler’s continued employment through the payment date. Mr. Kansler is also entitled to participate in the IHS Markit 2014 Equity Incentive Award Plan. Further, Mr. Kansler is entitled to participate in the employee benefits plans, programs, and arrangements as are customarily accorded to our executives.

Covenants
Under Mr. Kansler’s new employment agreement, he has agreed not to compete with us during the term of his employment and for the 12-month period following termination of his employment. Furthermore, he has agreed not to solicit any of our customers, employees, consultants or suppliers during that restricted period.

Modified cutback in connection with a change in control
If any amounts received in connection with a change in control are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, Mr. Kansler will be entitled to receive the greater of, on an after-tax basis, the full amount of payments subject to any excise tax or a reduced amount that does not give rise to the excise tax.

Special Award
Following a review of Mr. Kansler’s expanded role due to the restructuring of the commercial operating groups and his assumption of leadership over the entire Financial Services business segment, as well as an analysis of internal equity and external market data, in 2017 the HR Committee approved three special grants of PSUs for Mr. Kansler to ensure his continued efforts through December 2022. Mr. Kansler’s three special awards had a total grant date value of $5.032 million. Each grant cliff-vests based on actual performance against three-year financial objectives (2017-2019, 2018-2020, and 2019-2021).

Termination Provisions
Mr. Kansler’s new employment agreement entitles him to benefits in the event of an involuntary termination without cause or a termination for defined good reason, which are described below and enumerated in “Potential Payments upon Termination or Change in Control.” For Mr. Kansler, good reason may be triggered in the event of: (a) a material diminution of his position, duties or responsibilities; (b) the Company’s breach of any material obligation under the new employment agreement; or (c) the Company’s relocation of his principal work location by more than 50 miles without Mr. Kansler’s consent. Upon an involuntary termination without cause or termination for defined good reason, Mr. Kansler will be eligible to receive (i) severance equal to one times salary and target bonus plus a pro rata bonus payment based on actual results, (ii) continuation of health and welfare benefits for 12 months following such termination of employment, (iii) vesting of all of his unvested equity awards granted prior to July 12, 2017 that would have vested within the 12-month period following such termination of his employment, and (iv) pro rata vesting of all his unvested time-based equity awards granted after January 1, 2018 based on service during the vesting period and pro rata vesting of all his unvested performance-based equity awards, based on service during the performance period vesting at actual results.

Termination due to death or disability
Upon a termination due to death or permanent disability, (i) Mr. Kansler will be eligible to receive full vesting of all his unvested equity awards with performance-based awards vesting based on actual results and (ii) Mr. Kansler or, in the event of his death, his family will receive continuation of health and welfare benefits for 12 months following his termination of employment.

Termination following a change in control

Upon an involuntary termination without cause or a termination for defined good reason that occurs within 18 months following a change in control, Mr. Kansler will be eligible to receive (i) severance equal to two times base salary and target bonus, plus a pro rata target bonus payment based on service during the fiscal year, (ii) continuation of health and welfare benefits for 24 months following such termination of employment, and (iii) full vesting of all his unvested equity awards with performance-based awards vesting at target levels.

Additionally, in the event of an involuntary termination without cause or a termination for defined good reason that occurs prior to or on February 15, 2022, the special award will fully vest (i) at target levels, if the termination occurs prior to the end of the performance period provided in the award agreement, or (ii) based on actual results, if the termination occurs after the end of such performance period.

The termination benefits described above are subject to Mr. Kansler executing a release in favor of IHS Markit.

Sari Granat

Effective as of September 1, 2015, Markit entered into an employment agreement with Ms. Granat, which was amended on July 11, 2016. Effective as of July 16, 2018, the Company entered into a new employment agreement with Ms. Granat, which superseded the previous agreement between Ms. Granat and Markit, but reiterated some of the terms of the previous agreement.

Term
Ms. Granat’s new employment agreement does not provide for a specified term, but Ms. Granat is required to provide the Company with six months’ notice if she intends to resign (as opposed to only in the context of a termination for defined good reason).

Base salary, bonus, benefits and long-term incentive awards
Ms. Granat’s new employment agreement provided for an initial base salary of $475,000 to be reviewed annually. The HR Committee increased Ms. Granat’s base salary to $550,000 in October 2018, with an effective date of December 1, 2018. Subsequently, the HR Committee increased Ms. Granat’s base salary to $575,000 in January 2020, with an effective date of March 1, 2020. Ms. Granat’s base salary may be reviewed and remains subject to adjustment in subsequent years. Ms. Granat is eligible to participate in the annual cash incentive plan with a target bonus that was originally 75 percent of her base salary (increased to 100 percent of base salary in 2020), which bonus payout will be based on actual business results and subject to Ms. Granat’s continued employment through the payment date. Ms. Granat is also entitled to participate in the IHS Markit 2014 Equity Incentive Award Plan. Further, Ms. Granat is entitled to participate in the employee benefits plans, programs, and arrangements as are customarily accorded to our executives.

Covenants
Under Ms. Granat’s new employment agreement, she has agreed not to compete with us during the term of her employment and for the 12-month period following termination of her employment. Furthermore, she has agreed not to solicit any of our customers, employees, consultants or suppliers during that restricted period.

Modified cutback in connection with a change in control
If any amounts received in connection with a change in control are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, Ms. Granat will be entitled to receive the greater of, on an after-tax basis, the full amount of payments subject to any excise tax or a reduced amount that does not give rise to the excise tax.

Termination Provisions
Ms. Granat’s new employment agreement entitles her to benefits in the event of an involuntary termination without cause or a termination for defined good reason, which are described below and enumerated in “Potential Payments upon Termination or Change in Control.” For Ms. Granat, good reason may be triggered in the event of: (a) a material diminution of her position, duties or responsibilities; (b) the Company’s breach of any material obligation under the new employment agreement; or (c) the Company’s relocation of her principal work location by more than 50 miles without Ms. Granat’s consent. Upon an involuntary termination without cause or termination for defined good reason, Ms. Granat will be eligible to receive (i) severance equal to one times base salary and target bonus plus a pro rata bonus payment based on actual results, (ii) continuation of health and welfare benefits for 12 months following such termination of employment, (iii) vesting of all of her unvested equity awards granted prior to July 1, 2018 that would have vested within the 12-month period following such termination of her employment, and (iv) pro rata vesting of all her unvested time-based equity awards granted after July 1, 2018 based on service during the vesting period and pro rata vesting of all her unvested performance-based equity awards based on service during the performance period vesting at actual results.

Termination due to death or disability
Upon a termination due to death or permanent disability, (i) Ms. Granat will be eligible to receive full vesting of all her unvested equity awards with performance-based awards vesting based on actual results and (ii) Ms. Granat or, in the event of her death, her family will receive continuation of health and welfare benefits for 12 months following her termination of employment.

Termination following a change in control
Upon an involuntary termination without cause or a termination for defined good reason that occurs within 18 months following a change in control, Ms. Granat will be eligible to receive (i) severance equal two times base salary and target bonus, plus a pro rata target bonus payment based on service during the fiscal year, (ii) continuation of health and welfare benefits for 24 months following such termination of employment, and (iii) full vesting of all her unvested equity awards with performance-based awards vesting at target levels.

The termination benefits described above are subject to Ms. Granat executing a release in favor of IHS Markit.

Edouard Tavernier

In 2009, Mr. Tavernier joined IHS and entered into an employment agreement at that time. That agreement was replaced with an IHS Markit agreement. He entered into an agreement with IHS Markit on May 20, 2020 which included the following provisions:

Term
Mr. Tavernier’s agreement does not entitle Mr. Tavernier to employment for any specified period of time and his employment will continue to be considered employment-at-will.

Base salary, bonus and benefits
The agreement provides for an initial base salary of GBP 350,000 (which is approximately $481,353, using the fiscal year 2021 monthly average exchange rate of 0.7271) to be reviewed and increased at the discretion of our management.

Mr. Tavernier is eligible to participate in the annual cash incentive plan with a target bonus of 100 percent of his base salary which bonus payout will be based on actual business results and subject to Mr. Tavernier’s continued employment through the payment date. Mr. Tavernier is also entitled to participate in the employee benefits plans, programs, and arrangements as are customarily accorded to our executives.

Equity Incentives
In accordance with his agreement, Mr. Tavernier is eligible to participate in the IHS Markit Ltd. 2014 Equity Incentive Award Plan.

Covenants
Under Mr. Tavernier’s agreement, he has agreed not to compete with us during the term of his employment and for the 12-month period following termination of his employment. Furthermore, he has agreed not to solicit any of our customers, employees or consultants during that restricted period.

Termination Provisions
Mr. Tavernier’s agreement entitles him to benefits in the event of an involuntary termination without cause or a termination for defined good reason, which are described below and enumerated in “Potential Payments upon Termination or Change in Control.” For Mr. Tavernier, good reason may be triggered in the event of: (a) a material diminution of his position, duties or responsibilities; (b) the Company’s breach of any material obligation under his agreement; or (c) the Company’s relocation of his principal work location by more than 50 miles without Mr. Tavernier’s consent. Upon an involuntary termination without cause or termination for defined good reason, Mr. Tavernier will be eligible to receive (i) severance equal to one times base salary and target bonus plus a pro rata bonus payment based on actual results, (ii) continuation of health and welfare benefits for 12 months following such termination of employment and (iv) pro rata vesting of all his unvested time-based equity awards granted on or after February 1, 2020 based on service during the vesting period and pro rata vesting of all his unvested performance-based equity awards based on service during the performance period vesting at actual results.

Termination due to death or disability
Upon a termination due to death or permanent disability, (i) Mr. Tavernier will be eligible to receive full vesting of all his unvested equity awards with performance-based awards vesting based on actual results and (ii) Mr. Tavernier or, in the event of his death, his family will receive continuation of health and welfare benefits for 12 months following his termination of employment.

Termination following a change in control
Upon an involuntary termination without cause or a termination for defined good reason that occurs within 18 months following a change in control, Mr. Tavernier will be eligible to receive (i) severance equal two times base salary and target bonus, plus a pro rata target bonus payment based on service during the fiscal year, (ii) continuation of health and welfare benefits for 24 months following such termination of employment, and (iii) full vesting of all his unvested equity awards granted on or after February 1, 2020, with performance-based awards vesting at target levels.

The termination benefits described above are subject to Mr. Tavernier executing a release in favor of IHS Markit.

Agreements and Amendments Relating to Planned Merger With S&P Global

CEO Letter Agreement

On November 29, 2020, in connection with the planned merger with S&P Global, Mr. Uggla entered into a letter agreement with IHS Markit and its applicable subsidiary and S&P Global (the “CEO agreement”) to, among other things, set forth the terms of Mr. Uggla’s continued employment following completion of the merger. The CEO agreement will be effective upon completion of the merger.
Upon completion of the merger, Mr. Uggla will resign from his position as Chairman and Chief Executive Officer of IHS Markit but will continue to be employed on a full-time basis as a Special Advisor to the President and Chief Executive Officer of S&P Global until the one-year anniversary of the completion of the merger (the “employment end date”). In such role, he will be involved in post-merger transition and integration activities, as well as in strategic projects. Mr. Uggla will continue to receive his current annual base salary in the amount of $1,200,000 during the employment term. He will also receive an employment bonus in the aggregate amount of $10,000,000 paid in installments in accordance with the applicable payroll procedures in effect through his term of employment, with any unpaid amount accelerated and paid in the event of a termination of Mr. Uggla’s employment on the employment end date, due to his death or disability, by the applicable subsidiary of IHS Markit without cause or by Mr. Uggla due to a material breach by IHS Markit, its applicable subsidiary or S&P Global of the CEO agreement (for purposes of this section, a “qualifying termination”).

In the event of a qualifying termination, subject to his execution of an irrevocable release of claims, Mr. Uggla will receive severance benefits based on his current severance entitlement, which includes cash severance, payable in 12 equal installments, in an amount equal to the sum of (a) $7,200,000, and (b) $2,400,000 prorated for the number of days in the fiscal year of IHS Markit through completion of the merger.

Any IHS Markit PSU awards granted to Mr. Uggla in 2019, 2020 and 2021 (and 2022 if the merger is completed after November 30, 2021), will be treated as set forth in the merger agreement, except that they will have a vesting percentage of 200 percent regardless of when the merger is completed or when Mr. Uggla experiences a qualifying termination. All IHS Markit PSU awards granted to Mr. Uggla will become fully vested upon a qualifying termination.

In view of Mr. Uggla’s critical leadership during a transformative period for IHS Markit up to and after completion of the merger and to avoid the risk of potential competition by an iconic founder and market leader, the parties agreed that the post-termination non-competition and non-solicitation covenants to which Mr. Uggla is currently subject will be extended in duration through the second anniversary of the completion of the merger and will be expanded in scope to cover S&P Global.
To ensure Mr. Uggla’s retention during this critical pre-merger period and his involvement in the post-merger transition and integration activities, as well as in strategic projects, S&P Global’s Board of Directors approved a program whereby Mr. Uggla will be eligible to receive a retention bonus in the amount of $40,000,000, with 50 percent paid following the employment end date subject to his continued employment through such date, and 50 percent paid following the first anniversary of the employment end date subject to his not having committed a material breach of the CEO agreement, including the expanded non-competition and non-solicitation covenants described above, prior to such date. Any unpaid amount of the retention bonus will be accelerated and paid to Mr. Uggla in the event of a qualifying termination.

Employment Agreement Amendments

In connection with the planned merger with S&P Global, the employment agreements with each of our named executive officers (other than Mr. Uggla) were amended as of March 9, 2021 to provide that, upon a termination without cause or a termination for defined good reason that occurs within 18 months following the merger, any unvested performance-based awards held by such named executive officer and granted prior to the consummation of the merger will be treated as set forth in the merger agreement.

Retention Agreements

In connection with the retention awards described above, Mr. Gear and Ms. Granat signed standard retention letters pursuant to the retention program. For further details please see “Item 9B. Other Information – Jonathan Gear and Sari Granat.”

Potential Payments upon Termination or Change in Control

Each NEO has entered into agreements that provide for key employment terms and compensation in the event of certain forms of termination of employment or a change in control of the Company. These agreements are described in “Executive Employment Agreements.”

All of the NEOs benefit from accelerated vesting of all or a portion of their equity awards following certain termination events, pursuant to the terms of their individual agreements or awards. In addition to the amounts discussed in the tables below, all of the NEOs may receive payouts from our qualified plans in the same manner that any salaried employee would (for instance, life or disability insurance payouts, pension plan payouts, or similar benefits).

The Company adopted an executive retirement policy, effective July 16, 2019 (the “Executive Retirement Policy”) that provided eligible executives of the Company certain benefits upon their retirement in accordance with the terms of the Executive Retirement Policy. If any NEO terminated his or her service on or after his or her attainment of (x) age sixty (60) and (y) twenty (20) years of service with the Company, and he or she provided the Company with at least six (6) months prior written notice of his or her intent to retire, then such NEO was eligible to receive (i) continuation of health and welfare benefits for 24 months following such termination of employment, (ii) any unvested time-based equity awards granted at least six (6) months prior to the termination date would continue to vest according to the terms of the grant agreement and (iii) any unvested performance-based equity awards granted at least six (6) months prior to the termination date would continue to vest based on IHS Markit’s actual achievement of the applicable performance objectives for the full performance period. The retirement benefits were subject to the NEO executing a release in favor of IHS Markit. As of November 30, 2019, none of our NEOs were eligible to receive benefits under the Executive Retirement Policy as no NEO satisfied both the age and years of service requirements at that time, and therefore, these benefits are not included in the table below.

Effective as of December 12, 2019, the Company adopted an equity retirement policy, which amended and restated the Executive Retirement Policy (the “Equity Retirement Policy”). Under the terms of the Equity Retirement Policy, if any NEO terminates his or her service on or after his or her attainment of (x) age sixty (60) and (y) twenty (20) years of service with the Company, and he or she provides the Company with at least twelve (12) months prior written notice of his or her intent to retire, then such NEO is eligible to receive (i) full vesting of all unvested time-based equity awards granted on or after December 12, 2019 and granted at least twelve (12) months prior to the termination date and (ii) any unvested performance-based equity awards granted on or after December 12, 2019 and granted at least twelve (12) months prior to the termination date will continue to vest based on IHS Markit’s actual achievement of the applicable performance objectives for the full performance period. The retirement benefits are subject to the NEO executing a release in favor of IHS Markit.
The following table provides details of the nature and amounts of compensation to each NEO, assuming a hypothetical termination (or a change in control of the Company and subsequent termination) on November 30, 2021, the last day of our most recent fiscal year. The table is based on the following five scenarios:

1. Voluntary Termination Other Than for Good Reason or Involuntary Termination for Cause
This category refers to voluntary terminations by the executive other than for defined good reason (including resignations, retirements, or other terminations by mutual agreement) as well as terminations by the Company for cause (including willful failure to perform material duties).

2. Involuntary Termination Without Cause or Termination for Good Reason Without Change in Control
This category refers to voluntary terminations by the executive for defined good reason or involuntary terminations by the Company without cause, without a preceding change in control.

3. Involuntary Termination Without Cause or Termination for Good Reason with a Change in Control
Each of the NEOs who were employed as of the last day of the fiscal year had protection in the event of termination following a change in control.

4. Death
Each of the NEOs have protection pursuant to their employment agreements in the event of a termination of employment due to death.

5. Disability
Each of the NEOs have protection pursuant to their employment agreements in the event of a termination of employment due to disability.

Potential Post-Termination Payments Table
Name	Payments Upon Separation	Voluntary Termination Other Than For Good Reason or Involuntary Termination for Cause ($)	Involuntary Termination Without Cause or for Good Reason (not Related to Change in Control) ($)	Involuntary Termination Without Cause or Termination for Good Reason (Change in Control) ($)	Death ($)	Disability ($)
Lance Uggla	Cash Severance(1)	—	6,000,000	9,600,000	—	—
	PSUs(2)	—	68,291,414	60,979,854	85,852,348	85,852,348
	Benefits Continuation(3)	—	9,081	9,081	9,081	9,081
			74,300,495	70,588,935	85,861,429	85,861,429

Jonathan Gear	Cash Severance(4)	—	—	3,250,000	—	—
	PSUs(5)	—	12,970,662	12,357,126	14,704,413	14,704,413
	RSUs(6)	—	5,612,321	6,940,243	6,940,243	6,940,243
	Benefits Continuation(7)	—	24,937	49,873	—	24,937
			18,607,920	22,597,242	21,644,656	21,669,593

Adam Kansler	Cash Severance(8)	—	1,950,000	3,250,000	—	—
	PSUs(9)	—	15,904,004	15,742,439	17,903,236	17,903,236
	RSUs(10)	—	2,491,595	4,033,999	4,033,999	4,033,999
	Benefits Continuation(11)	—	24,937	49,873	24,937	24,937
			20,370,536	23,076,311	21,962,172	21,962,172

Sari Granat	Cash Severance(12)	—	1,725,000	2,875,000	—	—
	PSUs(13)	—	5,121,620	4,573,400	6,438,805	6,438,805
	RSUs(14)	—	1,846,999	2,842,078	2,842,078	2,842,078
	Benefits Continuation(15)	—	24,796	49,591	24,796	24,796
			8,718,415	10,340,069	9,305,679	9,305,679

Edouard Tavernier	Cash Severance(16)	—	1,650,354	2,750,590	—	—
	PSUs(17)	—	970,537	1,857,608	2,852,303	2,852,303
	RSUs(18)	—	666,198	1,240,365	1,654,886	1,654,886
	Benefits Continuation(19)	—	851	1,702	851	851
			3,287,940	5,850,265	4,508,040	4,508,040

(1)	In the event of an involuntary termination without Cause or a voluntary termination for Good Reason, Mr. Uggla is entitled to receive a cash severance payment equal to one times the sum of his annual base salary and target annual cash incentive (calculated at 200 percent of salary for this table), plus the pro-rated cash incentive payment based on actual results. In the event of an involuntary termination without Cause or a voluntary termination for Good Reason within 18 months of a change in control, Mr. Uggla is entitled to receive a cash severance payment equal to two times the sum of his annual base salary and target annual cash incentive (calculated at 200 percent of salary for this table), plus the pro-rated cash incentive payment based on target levels.

(2)	In the event of an involuntary termination without Cause or a voluntary termination for Good Reason, Mr. Uggla's PSUs will continue to vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period, prorated for the number of days that have elapsed during such performance period prior to the termination date. In the event of an involuntary termination without Cause or a voluntary termination for Good Reason within 18 months of a change in control, the vesting of PSUs will be accelerated at target. Upon termination of employment due to death or disability, Mr. Uggla's PSUs will continue to vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period. Except for certain 2019 PSUs which are at actual performance, the value above is calculated by multiplying the number of all unvested PSUs at target by the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(3)	In the case of an involuntary termination without Cause or a termination for Good Reason, and in the case of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, and in the case of termination due to disability, Mr. Uggla receives health and welfare benefits continuation for him and his family for 24 months. In the case of termination due to death, Mr. Uggla's family receives health and welfare benefits continuation for 24 months.
(4)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Gear is entitled to receive a cash severance payment equal to one times his base salary and target cash incentive (calculated at 100 percent of salary for this table), plus the pro-rated cash incentive earned for the current fiscal year. However, if such termination occurs on or prior to December 31, 2021, the cash severance is not payable. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Gear is entitled to receive a cash severance payment equal to two times his base salary and target cash incentive (calculated at 100 percent of salary for this table), plus the pro-rated target cash incentive for the current fiscal year.
(5)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Gear's PSUs will vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period, prorated for the number of days that have elapsed during such performance period prior to the termination date. During the period between April 2, 2017 and December 31, 2021, the special award granted to Mr. Gear on April 5, 2017 vests at target performance if the termination date is prior to the end of the performance period and at actual performance if the termination date is on or after the end of the performance period. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Gear's PSUs will vest at target performance. In the event of termination due to death or disability, Mr. Gear's PSUs will vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period. Except for certain 2019 PSUs which are at actual performance, the values above are calculated by multiplying the number of all other unvested PSUs at target by the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(6)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Gear’s RSUs will vest, prorated for the number of days that have elapsed during the vesting period prior to the date of termination. During the period between April 2, 2017 and December 31, 2021, the special award granted to Mr. Gear on April 5, 2017 fully vests. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, and termination due to death or disability, Mr. Gear's RSUs will vest in full. The values above are calculated using the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(7)	In the case of an involuntary termination without Cause or a termination for Good Reason, and termination due to disability, Mr. Gear receives health and welfare benefits continuation for him and his family for 12 months. In the case of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Gear receives health and welfare benefits continuation for him and his family for 24 months.
(8)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Kansler is entitled to receive a cash severance payment equal to one times his base salary and target cash incentive (calculated at 100 percent of salary for this table), plus the pro-rated incentive earned for the current fiscal year. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Kansler is entitled to receive a cash severance payment equal to two times his base salary and target cash incentive (calculated at 100 percent of salary for this table), plus the pro-rated target cash incentive for the current fiscal year.
(9)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Kansler's PSUs will vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period, prorated for the number of days that have elapsed during such performance period prior to the termination date. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Kansler's PSUs will vest at target performance. In the event of an involuntary termination without Cause or a termination for Good Reason, including a termination within 18 months of a change in control, during the period between July 12, 2017 and February 15, 2022, the special award granted to Mr. Kansler on July 12, 2017 vests at target performance if the termination date is prior to the end of the performance period and at actual performance if the termination date is on or after the end of the performance period. In the event of termination due to death or disability, Mr. Kansler's PSUs will vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period. Except for certain 2019 PSUs which are at actual performance, the values above are calculated by multiplying the number of all other unvested PSUs at target by the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(10)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Kansler’s RSUs will vest, prorated for the number of days that have elapsed during the vesting period prior to the date of termination. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, and termination due to death or disability, Mr. Kansler’s RSUs will vest in full. The values above are calculated using the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.

(11)	In the case of an involuntary termination without Cause or a termination for Good Reason, and termination due to death or disability, Mr. Kansler receives health and welfare benefits continuation for him and his family for 12 months. In the case of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Kansler receives health and welfare benefits continuation for him and his family for 24 months.
(12)	In the event of an involuntary termination without Cause or a termination for Good Reason, Ms. Granat is entitled to receive a cash severance payment equal to one times her base salary and target cash incentive (calculated at 100 percent of salary for this table), plus the pro-rated cash incentive earned for the current fiscal year. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Ms. Granat is entitled to receive a cash severance payment equal to two times her base salary and target cash incentive (calculated at 100 percent of salary for this table), plus the pro-rated target cash incentive for the current fiscal year.
(13)	In the event of an involuntary termination without Cause or a termination for Good Reason, Ms. Granat's PSUs will vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period, prorated for the number of days that have elapsed during such performance period prior to the termination date. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Ms. Granat's PSUs will vest at target performance. In the event of termination due to death or disability, Ms. Granat's PSUs will vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period. Except for certain 2019 PSUs which are at actual performance, the values above are calculated by multiplying the number of all other unvested PSUs at target by the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(14)	In the event of an involuntary termination without Cause or a termination for Good Reason, Ms. Granat’s RSUs will vest, prorated for the number of days that have elapsed during the vesting period prior to the date of termination. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, and termination due to death or disability, Ms. Granat's RSUs will vest in full. The values above are calculated using the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(15)	In the case of an involuntary termination without Cause or a termination for Good Reason and termination due to death or disability, Ms. Granat receives health and welfare benefits continuation for her and her family for 12 months. In the case of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Ms. Granat receives health and welfare benefits continuation for her and her family for 24 months.
(16)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Tavernier is entitled to receive a cash severance payment equal to one times his base salary and target cash incentive (calculated at 100 percent of salary for this table), plus the pro-rated cash incentive earned for the current fiscal year. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Tavernier is entitled to receive a cash severance payment equal to two times his base salary and target cash incentive (calculated at 100 percent of salary for this table), plus the pro-rated target cash incentive for the current fiscal year.
(17)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Tavernier's PSUs granted on or after February 1, 2020 will vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period, prorated for the number of days that have elapsed during such performance period prior to the termination date. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Tavernier's PSUs granted on or after February 1, 2020 will vest at target performance. In the event of termination due to death or disability, Mr. Tavernier's PSUs will vest based on IHS Markit's actual achievement of the applicable performance objectives for the full performance period. Except for certain 2019 PSUs which are at actual performance, the value above is calculated by multiplying the number of unvested 2018 PSUs at actual performance and the number of all other unvested PSUs at target by the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(18)	In the event of an involuntary termination without Cause or a termination for Good Reason, Mr. Tavernier’s RSUs granted on or after February 1, 2020 will vest, prorated for the number of days that have elapsed during the vesting period prior to the date of termination. In the event of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Tavernier's RSUs granted on or after February 1, 2020 will vest in full. In the event of termination due to death or disability, Mr. Tavernier's RSUs will vest in full. The values above are calculated using the $127.82 closing price of IHS Markit common shares on November 30, 2021, the last trading day of our fiscal year.
(19)	In the case of an involuntary termination without Cause or a termination for Good Reason, and termination due to disability, Mr. Tavernier receives health and welfare benefits continuation for him and his family for 12 months. In the case of an involuntary termination without Cause or termination for Good Reason within 18 months of a change in control, Mr. Tavernier receives health and welfare benefits continuation for him and his family for 24 months.

CEO Pay Ratio

In accordance with the requirements of Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K (the “Pay Ratio Rule”), we are providing the following reasonably estimated information for 2021:
– the median of the annual total compensation of all our employees (except our CEO) was $80,669;
– the annual total compensation of our CEO was $24,637,823; and
– the ratio of these two amounts was 305 to 1.

The annual total compensation of our CEO calculated for purposes of the Pay Ratio Rule consists of the 2021 total compensation reported in “Table 1. 2021 Summary Compensation Table” under “Executive Compensation Tables—2021 Summary Compensation Table” plus the value of Company contributions to broad-based employee benefit plans not already included in the summary compensation table.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with the Pay Ratio Rule based on our internal records and the methodology described below.

The Pay Ratio Rule permits us to use the same median employee for up to three consecutive years. We identified our median employee for 2019 and have maintained that same median employee for 2020 and now 2021.

To identify the median annual total compensation of all employees (other than our CEO), we first identified our total employee population from which we determined our median employee. We determined that, as of September 30, 2019, our global workforce of full-time, part-time, seasonal and temporary employees consisted of approximately 15,221 individuals of which approximately 43 percent were located in the United States and 57 percent were located in jurisdictions outside the United States. Since the Informa Agribusiness Intelligence group was acquired on July 1, 2019, approximately 214 employees were excluded for 2019.

To identify our “median employee” from our total employee population, we compared the amount of base salary, commissions and annual cash incentives paid and annual equity incentives granted from October 1, 2018 through September 30, 2019. In making this determination, we annualized the compensation of our full-time and permanent part-time employees who were hired during the year but did not work for us for the entire year. We identified our “median employee” using this compensation measure, which was consistently applied to all employees included in the calculation. Using the methodology described above, we determined that our “median employee” was a full-time, salaried employee located in the United States.

Once we identified our “median employee,” we then calculated such employee’s annual total compensation for fiscal year 2021 using the same methodology we used for purposes of determining the annual total compensation of our named executive officers for fiscal year 2021 (as set forth in “Table 1. 2021 Summary Compensation Table” under “Executive Compensation Tables—2021 Summary Compensation Table”). As permitted by the Pay Ratio Rule, we added the value of employer contributions to broad-based employee benefit plans not already included in the summary compensation table.

The Pay Ratio Rule for identifying the median employee and calculating the pay ratio allows companies to apply various methodologies and assumptions and, as a result, our reported pay ratio may not be comparable to the pay ratio reported by other companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2021, unless otherwise noted, as to common shares beneficially owned by (i) each person who is known by us to own beneficially more than five percent of our common shares, (ii) each of our named executive officers listed in “Table 1. 2021 Summary Compensation Table” under “Executive Compensation Tables—2021 Summary Compensation Table,” (iii) each of our directors, and (iv) all our directors and executive officers as a group.

The percentage of common shares beneficially owned is based on 424,299,840 common shares issued and outstanding as of December 31, 2021. We have only one class of shares issued and outstanding, that being common shares, and all holders of our common shares have the same voting rights. Solely for purposes of the following table and accompanying footnotes relating to beneficial ownership of our common shares, the number of common shares issued and outstanding as of December 31, 2021 includes 25,219,470 common shares held by the EBT as further described in footnote 17 to the table below and under “—Employee Benefit Trust.”

In accordance with SEC rules, “beneficial ownership” includes voting or investment power with respect to securities. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if they have or share the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if they have the right to acquire beneficial ownership of the security within 60 days of December 31, 2021. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table each have sole voting and investment power with respect to all common shares beneficially owned by them. We do not know of any arrangements which would result in a change in our control.

	Common Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number(2)	Percentage
Lance Uggla(3)	1,624,693	*
Jonathan Gear(4)	163,020	*
Sari Granat(5)	83,265	*
Adam Kansler(6)	292,152	*
Edouard Tavernier(7)	30,250
John Browne (The Lord Browne of Madingley)	11,070	*
Dinyar S. Devitre(8)	70,716	*
Ruann F. Ernst(9)	74,119	*
Jacques Esculier	2,808	*
Gay Huey Evans	801	*
William E. Ford(10)	50,439	*
Nicoletta Giadrossi	5,612	*
Robert P. Kelly(11)	111,606	*
Deborah Doyle McWhinney(12)	37,831	*
Jean-Paul L. Montupet(13)	54,795	*
Deborah K. Orida	—	—
James A. Rosenthal(14)	20,218	*
All directors and executive officers as a group (18 persons)	2,663,882	*
The Vanguard Group(15)	38,071,179	8.97%
BlackRock, Inc.(16)	27,363,741	6.45%
Markit Group Holdings Limited Employee Benefit Trust(17)	25,219,470	5.94%
*Represents less than 1 percent.

(1)    Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o IHS Markit Ltd., 4th Floor, Ropemaker Place, 25 Ropemaker Street, London EC2Y 9LY, United Kingdom.
(2)    The number of shares reported as beneficially owned in this column includes deferred share units, unvested RSUs that are reported on the SEC Form 4 that settle within 60 days of December 31, 2021, and performance share units (“PSUs”) that have achieved their performance goals as certified by the Human Resources Committee of the Board and that settle within 60 days of December 31, 2021, reported at actual performance level. Excluded from the table above are unvested RSUs that are reported on the SEC Form 4 and PSUs that may be payable in common shares depending upon the achievement of certain performance goals, that are not settled within 60 days of December 31, 2021, as presented in the following table.

	Excluded in Security Ownership Table Above
Name	Unvested Restricted Share Units with Time-Based Vesting	Unvested Restricted Share Units with Performance-Based Vesting(a)
Lance Uggla	—	282,486
Jonathan Gear	13,568	27,290
Sari Granat	10,308	21,186
Adam Kansler	15,645	30,840
Edouard Tavernier	5,901	18,860
John Browne	1,680	—
Dinyar S. Devitre	1,680	—
Ruann F. Ernst	1,680	—
Jacques Esculier	1,680	—
Gay Huey Evans	1,680	—
William E. Ford	1,680	—
Nicoletta Giadrossi	1,680	—
Robert P. Kelly	1,680	—
Deborah Doyle McWhinney	1,680	—
Jean-Paul L. Montupet	1,680	—
Deborah K. Orida	—	—
James A. Rosenthal	1,680	—
All directors and executive officers as a group (18 persons)	63,902	380,662

(a) Restricted share units with performance-based vesting are reported at target performance level. Includes restricted share units with performance-based vesting and subsequent time-based vesting.

(3)    Mr. Uggla’s reported ownership includes 449,892 common shares pledged as collateral to secure certain personal indebtedness. Mr. Uggla’s reported ownership does not include common shares held through a trust, of which Mr. Uggla and certain members of his family are beneficiaries.
(4)    Mr. Gear’s reported ownership includes 15,218 common shares issuable upon settlement of RSUs that are scheduled to vest within 60 days of December 31, 2021 and 87,750 common shares issuable upon the settlement of PSUs that have achieved their performance goals as certified by the Human Resources Committee of the Board and that settle within 60 days of December 31, 2021.
(5)    Ms. Granat’s reported ownership includes 11,927 common shares issuable upon settlement of RSUs that are scheduled to vest within 60 days of December 31, 2021 and 29,188 common shares issuable upon the settlement of PSUs that have achieved their performance goals as certified by the Human Resources Committee of the Board and that settle within 60 days of December 31, 2021.
(6)    Mr. Kansler’s reported ownership includes 15,915 common shares issuable upon settlement of RSUs that are scheduled to vest within 60 days of December 31, 2021 and 109,226 common shares issuable upon the settlement of PSUs that have achieved their performance goals as certified by the Human Resources Committee of the Board and that settle within 60 days of December 31, 2021.

(7)    Mr. Tavernier’s reported ownership includes 7,046 common shares issuable upon settlement of RSUs that are scheduled to vest within 60 days of December 31, 2021 and 2,592 common shares issuable upon the settlement of PSUs that have achieved their performance goals as certified by the Human Resources Committee of the Board and that settle within 60 days of December 31, 2021.
(8)    Mr. Devitre’s reported ownership includes 25,277 deferred share units and 41,349 common shares owned by a GRAT, of which Mr. Devitre is the sole trustee.
(9)    Dr. Ernst’s reported ownership includes 54,953 deferred share units.
(10)    Mr. Ford’s reported ownership includes 25,452 deferred share units.
(11)    Mr. Kelly’s reported ownership includes 28,825 deferred share units.
(12)    Ms. McWhinney’s reported ownership includes 23,925 deferred share units.
(13)    Mr. Montupet’s reported ownership includes 51,239 deferred share units and 3,556 common shares held in irrevocable family trusts.
(14)    Mr. Rosenthal’s reported ownership includes 12,998 deferred share units.
(15)    This information was obtained from the Schedule 13G/A filed with the SEC on February 10, 2021 by The Vanguard Group, Inc. (“Vanguard”). Vanguard has shared voting power over 632,442 common shares, sole dispositive power over 36,406,364 common shares, and shared dispositive power over 1,664,815 common shares through the following subsidiaries: Vanguard Asset Management, Limited; Vanguard Fiduciary Trust Company; Vanguard Global Advisors, LLC; Vanguard Group (Ireland) Limited; Vanguard Investments Australia Ltd; Vanguard Investments Canada Inc.; Vanguard Investments Hong Kong Limited; Vanguard Investments UK, Limited To the knowledge of Vanguard, it does not hold more than five percent of the class on behalf of another person. The principal address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(16)    This information was obtained from the Schedule 13G/A filed with the SEC on January 29, 2021 by BlackRock, Inc. (“BlackRock”). BlackRock has sole voting power with respect to 23,462,434 common shares and sole dispositive power with respect to 27,363,741 common shares through the following subsidiaries: BlackRock (Luxembourg) S.A.; BlackRock (Netherlands) B.V.; BlackRock (Singapore) Limited; BlackRock Advisors (UK) Limited; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Asset Management North Asia Limited; BlackRock Asset Management Schweiz AG; BlackRock Financial Management, Inc.; BlackRock Fund Advisors; BlackRock Fund Managers Ltd; BlackRock Institutional Trust Company, National Association; BlackRock International Limited; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Limited; BlackRock Investment Management, LLC; BlackRock Japan Co., Ltd.; and BlackRock Life Limited. According to the Schedule 13G/A filed by BlackRock, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common shares, and no one person’s interest in our common shares was more than five percent of the total outstanding common shares, as of the date the Schedule 13G/A was filed. The principal address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(17)    This information was obtained from the Schedule 13G/A filed with the SEC on January 23, 2017 by Intertrust Employee Benefit Trustee Limited. Intertrust Employee Benefit Trustee Limited (“IEBTL”) is the trustee of the Markit Group Holdings Limited Employee Benefit Trust (the “EBT”) and has the shared power to vote, direct the voting of, dispose of and direct the disposition of all the common shares held by the EBT. The principal address for IEBTL is 44 Esplanade, St Helier, Jersey JE4 9WG, Channel Islands. Unless IHS Markit directs otherwise, IEBTL may not vote any of the shares held by the EBT and is also generally obliged to forgo dividends.

Employee Benefit Trust

The Markit Group Holdings Limited Employee Benefit Trust (the “EBT”) is a discretionary trust established by a deed dated January 27, 2010 between Markit Group Holdings Limited and Intertrust Employee Benefit Trustee Limited (the “trustee”), as trustee of the EBT, through which shares and other benefits may be provided to IHS Markit’s existing and former employees in satisfaction of their rights under any compensation or share incentive arrangements established by IHS Markit. The trustee is an independent provider of fiduciary services based in Jersey, Channel Islands. The EBT will terminate on January 27, 2090, unless terminated earlier by the trustee.

No current or former employee has the right to receive any benefit from the EBT unless and until the trustee exercises its discretion to confer a benefit. Neither IHS Markit nor any of its subsidiaries is permitted to be a beneficiary of the EBT. Subject to the exercise of the trustee’s discretion, shares held by the EBT may be delivered to such employees in satisfaction of their rights under any share incentive arrangements established by IHS Markit. We may make nonbinding recommendations to the trustee regarding the EBT.

The Trustee may amend the EBT, subject to our consent, but not in any manner that would confer on IHS Markit any benefit or possibility of benefit. The principal activity of the EBT has been to acquire common shares in IHS Markit from its existing and former employees and to hold such shares for their benefit. Unless we direct otherwise, the trustee of the EBT may not vote any of the common shares held by the EBT and is also generally obliged to forgo dividends. See “Information Concerning Proxy Solicitation and Voting—Who Can Vote.”

We have historically funded the EBT’s acquisition of common shares through interest-free loans that are repayable on demand, but without recourse to any assets other than those held by the trustee in its capacity as trustee of the EBT.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

We have adopted a written related person transaction policy designed to minimize potential conflicts of interest arising from any dealings we may have with certain related persons and to provide appropriate procedures for the disclosure, approval and resolution of any real or potential conflicts of interest which may exist from time to time. Such transactions generally include any non-ordinary-course transaction, and the persons involved include any IHS Markit directors, nominees for director, executive officers, a person or entity that is known to be a beneficial owner of more than five percent of our voting securities, or any immediate family members or affiliates of any of them. It could include direct or indirect material interests in the transaction or the persons involved.

The Board has delegated to the Nominating and Governance Committee the responsibility for reviewing transactions in which related persons have a direct or indirect material interest. Our policy and procedures provide, among other things, that all such related person transactions require approval or ratification by our Nominating and Governance Committee, after considering all relevant information, including, without limitation, whether the transaction is on terms comparable to those that could be obtained in arm’s-length dealing with an unrelated third party, the business reasons and the commercial reasonableness of the terms of the transaction and opportunity costs of alternative transactions, the benefit and perceived benefit, or lack thereof, to us and the related person, the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person, and after determining that the transaction is in, or not inconsistent with, our best interests. On an annual basis, the Nominating and Governance Committee will review previously approved ongoing related person transactions, under the standards described above, to determine whether such transactions should continue.

To support this process, each year we solicit internal disclosure of any transactions between IHS Markit and its directors and executive officers, their immediate family members, and their affiliated entities, including the nature of each transaction and the amount involved. In addition, all directors, officers, and employees of IHS Markit are governed by our Business Code of Conduct and our Conflict of Interest Policy, which require directors, executive officers and employees to inform the General Counsel or Chief Compliance, Privacy & Risk Officer of any existing or proposed relationship, financial interest, or business transaction that could be, or might appear to constitute, a conflict of interest or a related person transaction. The Nominating and Governance Committee annually reviews and evaluates all relevant information received for each director as part of its assessment of each director’s independence.

Registration Rights Agreement

On June 24, 2014, we entered into a registration rights and lock-up agreement (as amended, the “Registration Rights Agreement”) with our executive officers at the time, including Mr. Uggla and Mr. Kansler, and certain shareholders. The Registration Rights Agreement provided for certain restrictions and rights to our executive officers and the shareholders party thereto. For purposes of this section only, Bank of America, Barclays, BNP Paribas, Citigroup, Deutsche Bank, Goldman Sachs, HSBC, J.P. Morgan, Morgan Stanley, RBS, UBS, and Credit Suisse are referred to as the “Bank Shareholders,” and General Atlantic, Temasek, and CPPIB are referred to as the “PE Shareholders.” The Bank Shareholders, PE Shareholders, and the other persons party to the agreement are collectively referred to in this section as the “Shareholders.” To the Company’s knowledge, the Registration Rights Agreement terminated in November 2021 when CPPIB, as a PE Shareholder, no longer owned 100 percent of the number of its Initial Ownership Common Shares

Transfer restrictions. All transfer restrictions set forth in the Registration Rights Agreement have expired and the Shareholders are able to freely transfer their common shares, subject to any applicable securities laws and regulations.

Demand registration rights. Any two Shareholders that are either Bank Shareholders or PE Shareholders, or both, are entitled to request that we effect up to an aggregate of four demand registrations under the Registration Rights Agreement, but no more than one demand registration within (i) a period of 90 days after the effective date of any other demand registration statement or (ii) any successive 12-month period beginning on the first anniversary of the closing of Markit’s initial public offering or any anniversary thereof. Within 10 business days of our receiving a demand notice, we must give notice of such requested demand registration to the other Shareholders. Within five business days after the date of our notice, any of such other Shareholders may request that we also effect the registration of certain of their common shares that are eligible for registration. Any demand registration through the fourth anniversary of the closing of Markit’s initial public offering was required to meet an expected aggregate gross proceeds threshold of $100 million.

The demand registration rights are subject to certain customary conditions and limitations, including customary underwriter cutback rights and our ability to defer registration. If any Shareholders are cut back by the underwriters, they may either seek a waiver from us permitting them to sell any excluded common shares by any means available under the Securities Act or request that we effect a second demand registration, which would not be deemed one of the four available demand registrations. If, in connection with a second demand registration, any Shareholders are cut back by the underwriters, then such Shareholders may sell any excluded common shares by any means available under the Securities Act.

In addition, if any PE Shareholder still owns 100 percent of the number of its Initial Ownership Common Shares and our Board includes a PE Shareholder director nominee, such PE Shareholder will be entitled to one additional demand registration (which each other PE Shareholder may join so long as it satisfies the same requirements as the requesting PE Shareholder). Such additional demand registration shall not be deemed one of the four available demand registrations. In addition, if, as of June 24, 2018, any Shareholder owns more than five percent of our issued and outstanding common shares, then such Shareholder will be entitled to one additional demand registration (which any other Shareholder may join so long as it satisfies the same requirements as the requesting Shareholder). Such additional demand registration shall not be deemed one of the four available demand registrations.

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

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance – Independent Directors” for a discussion of director independence.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP has advised the Company that the firm does not have any direct or indirect financial interest in the Company, nor has such firm had any such interest in connection with the Company during the past three fiscal years other than in its capacity as the Company’s independent registered public accountants.

Representatives of Ernst & Young LLP will be present at the Annual Meeting. They will have an opportunity to make a statement, if they desire to do so, and will be available to respond to appropriate shareholder questions.

Audit, Audit-Related, Tax and All Other Fees

In connection with the audit of the Company’s financial statements for the fiscal year ended November 30, 2021, IHS Markit entered into an engagement agreement with Ernst & Young LLP that sets forth the terms by which Ernst & Young LLP performed audit services for IHS Markit. Aggregate fees for professional services rendered for us by Ernst & Young LLP for the fiscal years ended November 30, 2021 and November 30, 2020 were as follows:

	2021	2020
	(in thousands)
Audit Fees	$7,240	$6,861
Audit-Related Fees	2,897	3,715
Tax Fees	18	18
All Other Fees	7	7
Total	$10,162	$10,601

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, the statutory audit of our subsidiaries, the review of our interim consolidated financial statements, and other services provided in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “—Audit Fees.” These services may include employee benefit plan audits, due diligence services related to acquisitions and divestitures, auditing work on proposed transactions, attestation services that are not required by regulation or statute, and consultations regarding financial accounting or reporting standards. For 2021, audit-related fees included approximately $1,378,000 for due diligence services rendered related to acquisitions and divestitures, $1,433,000 for attestation reports for service organizations, and $86,000 for employee benefit plan audits. For 2020, audit-related fees included approximately $1,259,000 for attestation reports for service organizations, $2,358,000 for due diligence services rendered related to acquisitions and divestitures and $98,000 for employee benefit plan audits.

Tax Fees

In 2021, tax fees consist of tax compliance for benefit plans performed in the current year for the prior plan year. In 2020 tax fees consist of tax compliance consultations, preparation of tax reports, and other tax services.

All Other Fees

All other fees consist of fees for products and services provided to the Company other than the services reported above. For 2021, these included fees for online subscriptions and content. For 2020, these included fees for online subscriptions and content.

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

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the registered public accountants. The services and fees must be deemed compatible with the maintenance of such accountants’ independence, including compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board (PCAOB).

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
2.1
Agreement and Plan of Merger, dated as of March 20, 2016, by and among IHS Inc., Markit Ltd., and Marvel Merger Sub, Inc. (Incorporated by reference to Exhibit 99.1 to the Markit Ltd. Report of Foreign Private Issuer on Form 6-K (file no. 001-36495) furnished on March 21, 2016 (second Form 6-K))

2.2
Agreement and Plan of Merger, dated as of May 19, 2018, by and among Infinity Intermediate Holdings, LLC, Ipreo Parent Holdco LLC, Markit North America, Inc., Iredell Holdings LLC and, solely for the limited purposes set forth therein, IHS Markit Ltd. (Incorporated by reference to Exhibit 2.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on May 23, 2018)

2.3
Agreement and Plan of Merger by and among S&P Global Inc., Sapphire Subsidiary, Ltd., and IHS Markit Ltd. dated as of November 29, 2020 (Incorporated by reference to Exhibit 2.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2020) †

2.4
Amendment No. 1 to Agreement and Plan of Merger by and among S&P Global Inc., Sapphire Subsidiary, Ltd., and IHS Markit Ltd. dated as of January 20, 2021 (Incorporated by reference to Exhibit 2.4 of the IHS Markit Ltd. Annual Report on Form 10-K for the year ended November 30, 2020 (file no. 001-36495), filed on January 22, 2021)

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
3.5
Amended and Restated Bye-laws of IHS Markit Ltd. (Effective as of April 11, 2019) (Incorporated by reference to Exhibit 3.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495), filed on April 12, 2019)

3.6
Description of Share Capital (Incorporated by reference to Exhibit 3.6 of the IHS Markit Ltd. Annual Report on Form 10-K for the year ended November 30, 2020 (file no. 001-36495), filed on January 22, 2021)

4.1
Form of certificate of common shares (Incorporated by reference to Exhibit 4.1 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2019 (file no. 001-36495) filed with the Securities and Exchange Commission on January 17, 2020)

4.2
Director Nomination Agreement between IHS Markit Ltd. (f/k/a Markit Ltd.) and Canada Pension Plan Investment Board (Incorporated by reference to Exhibit 2.2 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.3
Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the shareholders party thereto (Incorporated by reference to Exhibit 2.3 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) filed on March 10, 2015)

4.4
Amendment No. 1 to the Registration Rights Agreement among IHS Markit Ltd. (f/k/a Markit Ltd.) and the Shareholders party thereto (Incorporated by reference to Exhibit 2.5 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2015 (file no. 001-36495) filed on March 11, 2016)

4.5
Senior Notes Indenture, dated as of October 28, 2014, among IHS Inc., the Guarantors and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on October 28, 2014)

4.6
First Supplemental Indenture, dated as of July 11, 2016, by and between IHS Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the IHS Inc. Current Report on Form 8-K (file no. 001-32511) filed with the Securities and Exchange Commission on July 13, 2016 (second Form 8-K))

4.7
Senior Notes Indenture, dated as of July 28, 2016, among IHS Markit Ltd., the Guarantors and Wells Fargo Bank, National Association, as trustee (including the form of 5.000% Senior Notes due 2022) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 28, 2016)

4.8
First Supplemental Indenture, dated as of December 1, 2021, to the Senior Notes Indenture, dated as of July 28, 2016, among IHS Markit Ltd., the guarantors party thereto and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2021)

4.9
Senior Notes Indenture, dated as of February 9, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo, National Association, as trustee (including the form of 4.75% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on February 9, 2017)

4.10
Supplemental Indenture No. 1, dated as of July 13, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.75% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2017)

4.11
Supplemental Indenture No. 2, dated as of December 1, 2021, to the Senior Notes Indenture, dated as of February 9, 2017, among IHS Markit Ltd., the guarantors party thereto and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. (Incorporated by reference to Exhibit 4.2 of the
IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2021)

4.12
Senior Notes Indenture, dated as of December 1, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.00% Senior Notes due 2026) (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2017)

4.13
First Supplemental Indenture, dated as of December 1, 2021, to the Senior Notes Indenture, dated as of December 1, 2017, among IHS Markit Ltd., the guarantors party thereto and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. (Incorporated by reference to Exhibit 4.3 of the
IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2021)

4.14
Base Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on
July 23, 2018)

4.15
First Supplemental Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (including the form of 4.125% Senior Note due 2023) (Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 23, 2018)

4.16
Second Supplemental Indenture, dated as of July 23, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (including the form of 4.750% Senior Notes due 2028) (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 23, 2018

4.17
Third Supplemental Indenture, dated as of April 8, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (including the form of 3.625% Senior Note due 2024)(Incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 8, 2019)

4.18
Fourth Supplemental Indenture, dated as of April 8, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (including the form of 4.250% Senior Note due 2029) (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on April 8, 2019)

4.19
Fifth Supplemental Indenture, dated as of December 1, 2021, to the Senior Indenture, dated as of July 23, 2018, between IHS Markit Ltd. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. (Incorporated by reference to Exhibit 4.4 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2021)

10.1+
Form of Indemnification Agreement between IHS Markit Ltd. and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on October 7, 2016)

10.2+
IHS Markit Ltd. Amended and Restated 2014 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 26, 2019)

10.3+
IHS Markit Ltd. Equity Retirement Policy (December 2019) (Incorporated by reference to Exhibit 10.9 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2019 (file no. 001-36495) filed with the Securities and Exchange Commission on January 17, 2020)

10.4+
IHS Markit Ltd. Policy on Recovery of Incentive Compensation (Incorporated by reference to Exhibit 10.38 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.5+
Amended and Restated Non-Employee Director Equity Compensation Policy (Effective December 1, 2019) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on September 29, 2020)

10.6+
IHS Markit Ltd. Summary of Non-Employee Director Compensation Program (Effective November 1, 2020) (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on October 19, 2020)

10.7+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement
(Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 23, 2021)

10.8+*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement (PUP)
10.9+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2020 Form of Restricted Share Unit Agreement (Time Based) (Incorporated by reference to Exhibit 10.16 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2019 (file no. 001-36495) filed with the Securities and Exchange Commission on January 17, 2020)

10.10+
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

10.14+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2019 Form of Restricted Share Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 4.7 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 26, 2019)

10.15+
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

10.19+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2018 Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.5 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2018)

10.20+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2016 Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.30 to the IHS Markit Ltd. Annual Report on Form 10-K for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on January 27, 2017)

10.21+
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

10.26+
IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2014 Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 4.29 of the IHS Markit Ltd. Annual Report on Form 20-F for the year ended December 31, 2014 (file no. 001-36495) as filed on March 10, 2015)

10.27+
Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the IHS Inc. Annual Report on Form 10-K for the period ended November 30, 2014 (file no. 001-32511) filed with the Securities and Exchange Commission on January 16, 2015)

10.28+
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

10.30+
Form of Indemnification Agreement between IHS Inc. and its Directors (Incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the IHS Inc. Registration Statement on Form S-1/A (No. 333-122565) filed with the Securities and Exchange Commission on May 20, 2005)

10.31+
Contract of Employment for Lance Uggla dated as of July 1, 2014 (Incorporated by reference to Exhibit 10.66 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.32+
First Amendment dated March 19, 2016 to contract of employment for Lance Uggla (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.33+
Second Amendment dated January 24, 2017 to contract of employment for Lance Uggla (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2017)

10.34+	Amended and Restated Terms of Employment for Lance Uggla (Incorporated by reference to Exhibit 4.6 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 26, 2019)
10.35+
Letter of continued employment following the merger for Lance Uggla dated as of November 29, 2020 (Incorporated by reference to Exhibit 10.37 of the IHS Markit Ltd. Annual Report on Form 10-K for the year ended November 30, 2020 (file no. 001-36495), filed on January 22, 2021)

10.36+
Letter Agreement for Todd Hyatt dated October 31, 2013 (Incorporated by reference to Exhibit 10.67 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.37+
Letter Agreement Amendment for Todd Hyatt dated July 8, 2016 (Incorporated by reference to Exhibit 10.68 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.38+
Second Amendment dated February 3, 2017 to letter agreement for Todd Hyatt (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 28, 2017)

10.39+
Letter of Assignment for Todd Hyatt dated July 8, 2016 (Incorporated by reference to Exhibit 10.69 to Amendment No. 1 on Form 10-K/A for IHS Markit Ltd. for the period ended November 30, 2016 (file no. 001-36495) filed with the Securities and Exchange Commission on February 21, 2017)

10.40+	Letter Agreement with Todd Hyatt dated July 14, 2020 (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 17, 2020)
10.41+
Separation Agreement by and between IHS Global, Inc., its affiliates and subsidiaries and Todd Hyatt, dated March 11, 2021
(Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on March 11, 2021)

10.42+	Amended and Restated Terms of Employment for Adam Kansler (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2018)
10.43+
Amendment to the Amended and Restated Terms of Employment dated February 15, 2018 between IHS Global Inc. and Adam Kansler (Incorporated by reference to Exhibit 10.6 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 23, 2021)

10.44+	Amended and Restated Terms of Employment for Jonathan Gear (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 27, 2018)
10.45+
Amendment to the Amended and Restated Terms of Employment dated April 2, 2017 between IHS Global Inc. and Jonathan Gear (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 23, 2021)

10.46+
Amended and Restated Terms of Employment for Sari Granat dated July 16, 2018 (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 26, 2019)

10.47+
Amendment to the Amended and Restated Terms of Employment dated July 16, 2018 between IHS Global Inc. and Sari Granat
(Incorporated by reference to Exhibit 10.5 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on March 23, 2021)

10.48+
Amended and Restated Terms of Employment for Brian Crotty dated January 16, 2020
(Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 23, 2021)

10.49+
Amendment dated as of March 9, 2021 to Amended and Restated Terms of Employment for Brian Crotty (Incorporated by reference to Exhibit 10.2 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 23, 2021)

10.50+	Retention Agreement for Brian Crotty dated January 20, 2021 (Incorporated by reference to Exhibit 10.3 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 23, 2021)
10.51+
Relocation/Reassignment Letter for Brian Crotty dated January 11, 2019 (Incorporated by reference to Exhibit 10.4 of the IHS Markit Ltd. Quarterly Report on Form 10-Q (file no. 001-36495) filed on June 23, 2021)

10.52+*	Amended and Restated Terms of Employment for Edouard Tavernier dated May 20, 2020
10.53+*	Amendment dated as of March 9, 2021 to Amended and Restated Terms of Employment for Edouard Tavernier
10.54
Credit Agreement dated as of November 29, 2019 by and among IHS Markit Ltd., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 2, 2019)

10.55
Credit Agreement, dated as of September 13, 2019, by and among IHS Markit Ltd., as the Borrower, the lenders party thereto and PNC Bank, National Association, as Administrative Agent and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on September 19, 2019)

10.56
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

IHS MARKIT LTD.

By:	/s/ Jonathan Gear
	Name:	Jonathan Gear
	Title:	Executive Vice President, Chief Financial Officer
	Date:	January 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 24, 2022.

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